Form 10-K
period 2011-12-31
ORGANIC PLANT HEALTH INC.
filed 2012-04-16
CIK 1517248

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2011

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 333-176704

ORGANIC PLANT HEALTH, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	27-2874167
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

9206 Monroe Road
Charlotte, NC 28270 USA

(Address of principal executive offices)

(704) 841-1066

(Issuer's telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

(1)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).

Yes [ ] No [x]

The Registrant’s revenues for its fiscal year ended December 31, 2011 were $837,159.

The aggregate market value of the voting stock on March 31, 2012 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $2,959,711 based upon the most recent sales price ($0.185) for such Common Stock on said date March 31, 2012, there were 61,215,081shares of our Common Stock issued and outstanding, of which approximately 15,998,436 shares were held by non-affiliates.

Number of shares of common stock, par value $.001, outstanding as of March 31, 2012: 61,215,081

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

(2)

TABLE OF CONTENTS

PART I:

Item 1. Business

Item 1A. Risk Factors

Item 1B. Unresolved Staff Comments

Item 2. Properties

Item 3. Legal Proceedings

Item 4. MINE SAFETY DISCLOSURES

PART II:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Item 9A(T). Controls and Procedures

Item 9B. Other Information

PART III:

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accounting Fees and Services

PART IV:

Item 15. Exhibits, Financial Statement Schedules

SIGNATURES:

(3)

ITEM 1. BUSINESS

History

As used herein the terms "We", the "Company", "OPHI", the "Registrant," or the "Issuer" refers to Organic Plant Health Inc., its subsidiary and predecessors, unless indicated otherwise. The Company was incorporated in the State of Nevada on September 5, 2007 and subsequently changed our name to QX Bio-Tech Group, Inc. on October 17, 2007. We further changed our name to Acumedspa Holdings, Inc. on July 30, 2009, and to Organic Plant Health Inc. on December 15, 2010.

On July 1, 2009, the Company entered into a Plan of Exchange between the Company, Acumedspa Group LLC (“AcuMed”), a Florida corporation, and Consumer Care of America LLC (“CCA”), a Florida corporation, pursuant to which the Company acquired 100% of the capital stock of AcuMed and 100% of the capital stock of CCA in exchange for an issuance by the Company of 6,200,000 new shares of Common Stock of the Company to the Shareholders of AcuMed and CCA. The Plan of Exchange was approved by the Board of Directors and the Majority Shareholders of the Company on July 1, 2009.

AcuMed and CCA were subsequently vended out after the completion of the stock exchange transaction (the “Transaction”) between the Company and Organic Plant Health, LLC (referred to herein as “OPH”), a North Carolina Limited Liability Corporation located in Charlotte, North Carolina. The Transaction between the Company and OPH had been accounted for as a reverse acquisition and recapitalization of the Company and resulted in the change of control in the Company. Pursuant to an Agreement (the “Agreement”), dated December 11, 2010, between and among the Company and Mr. Brian Sperber, an prior director and prior majority shareholder of the Company (“Mr. Sperber”), Mr. Sperber acquired 100% interest in the common shares of AcuMed, as well as assumed any and all liabilities of AcuMed in exchange for the payment of good and valuable consideration of not less than One Hundred dollars ($100), and acquired 100% interest in the common shares of CCA, as well as assumed any and all liabilities of Consumer Care Of America LLC in exchange for the payment of good and valuable consideration of not less than One Hundred dollars ($100). As a result of the transactions consummated at the closing, the purchase gave Mr. Sperber a 'controlling interest' in Acumedspa LLC and Consumer Care Of America LLC, both of which was no longer wholly-owned subsidiaries of the Company. The Agreement was approved by the Board of Directors of the Company on December 11, 2010.

On December 10, 2010, the Company entered into a Plan of Exchange agreement (the “Plan of Exchange”) with the members of OPH and Mr. Sperber, pursuant to which the Company acquired 100% of the membership interests of OPH in exchange for a transfer of 3,985,000 shares of the Company’s Convertible Preferred Stock to OPH Members, which gave OPH Members a controlling interest in the Company, representing approximately 76.47% of the then issued and outstanding shares on a dilutive basis. OPH and the Company were hereby reorganized, such that the Company acquired 100% of the ownership of OPH, and OPH became a wholly-owned subsidiary of the Company.

The stock exchange transaction had been accounted for as a reverse acquisition and recapitalization of the Company whereby OPH was deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer).  The accompanying consolidated financial statements were in substance those of OPH, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction.  The Company is deemed to be a continuation of the business of OPH.

OPH was originally founded in Charlotte, NC in 2007 by Billy Styles and Alan Talbert. The business produces and distributes organic based fertilizers and soil conditioners for use in the continual care of residential and commercial landscapes.

(4)

Business Description of the Issuer

Overview

We produce, distribute and sell organic based, natural and environmentally responsible products for the continual care of the urban and suburban landscape. Our products consist of granular and liquid fertilizers, soil conditioners, pest control products and select garden tools. Certain of those products promote and support soil health and plant health in a variety of residential and commercial landscape applications, however, there is no assurance that these products will improve soil health, plant health, control for fungus, diseases and insect infestation in every landscape and every property.

Our products are formulated and blended from raw materials brought in from around the country. Our products and education oriented, business practices are designed to appeal to green-minded consumers and businesses, as well as homeowners with do-it-yourself tendencies.  We currently service over 4,500 residential customers located throughout the region, and over 100 commercial landscapers.

We consider the business a part of the “new” Green Economy because many of the products we manufacture and distribute support sustainable plant growth, have less impact on the environment than traditional chemical fertilizers, and support conservation of water if used consistently.

After achieving some success and increasing revenues with the basic retail model in 2007 and 2008, we began to feel the effects from the recession in early 2009, and by June of 2009, we recognized that the recession would be protracted and would likely continue to have a negative impact on our business. In July of 2009 we brought on minor investors, and jointly decided that our best opportunity for prolonged growth and expansion with the least amount of capital was to change the business model from basic retail to a more traditional manufacturer/distributor model. This growth strategy change would lessen our cost of expansion, otherwise, (appx. $250,000.00 - $300,000.00 annually, per retail store if we had stayed with the previous business model), and allow us to expand faster, and over a larger area by selling our exclusive products through independent retail partners. These retail partners, existing businesses with built-in consumer traffic, consist of hardware stores, garden centers and nurseries.

We began transitioning to the manufacturing/distribution model in the fall of 2009. The company was profitable in 2007 and 2008, however, it was not profitable from 2009 through 2011. We had net loss of $469,990 in 2011. The Company currently sells its exclusive products through 30+ retail partners. Although, we have not added as many retail partners as initially planned due to the limited cash flow available to support an experienced sales staff, we have experienced some measure of success with the new business model and believe it is viable and will become profitable in the next 18 to 24 months, if partially or fully funded from our current public offering. Without receiving any funding from this offering, we will have to make significant changes in our operations to sustain the business. We further believe that we will need a minimum of $500,000 over the next 6 to 10 months to achieve our initial expansion goals.

During the past year, we had had several meetings with key retail partners to discuss sales performance of our products, and several ways that our company could increase consumer interest in the products to improve sell-through at the retail level. After reviewing data from those meetings we decided it would be beneficial to update the Company’s branding (corporate identity for all representations), package design of our products, (all bags, bottles and containers in which our products are sold), and marketing materials, (all banners, exterior and interior signage and display materials), as well as all company sales materials. We contacted several companies in Charlotte, New York and Chicago that perform such services and decided that Kaliedoscope-Chicago was the best fit for revamping the OPH brand, product packaging and marketing materials.

The cost for the initial design and development is expected to be $30,000. Subsequent adjustments and revisions will result with finished artwork for all custom bags, bottles and labels for each of the more than 60 individual SKUs, as well as finished artwork for all marketing materials. We expect the final cost of the services associated with Kaleidoscope to be in the $60,000 to $90,000 range. After the design phase is complete, the cost of producing 5,000 – 10,000 bags/containers for use in producing finished goods for distribution is approximately $4,000 - $5,500 per sku.

We began this process in August of 2011 with initial meetings and conference calls to establish a direction for the new brand identity that would convey the company’s experience, knowledge and passion for helping growers of all varieties grow – from the 35-year old magazine executive concerned about indoor plant care to the 50-year old caretaker of his family’s 500 acre farm. This process has advanced over the past few months to the design stage. We plan to launch the new brand identity and package design during Q2 2012.

For the fiscal year of 2011, we generated revenues of $837,159 and net loss of $469,990. For the fiscal year of 2010, we generated revenues of $1,009,078 and net loss of $353,974. As of December 31, 2011, we had total assets of $243,900, available cash and cash equivalents of $42,651 on hand. We also distribute products through master distributors, which mirror the Matthews store, and through independent retailers such as Ace Hardware locations and garden centers throughout the region.

(5)

Concentration on Organic-Based and Natural Fertilizers Industry

Based upon our experience as manufacturer and seller for organic-based and natural fertility and plant care products, we believe that the demand for natural fertility and plant care products has been growing steadily, along with the increasing demand for organic foods and other items marketed as more natural and earth friendly.

According to marketresearch.com, consumer packaged goods in the lawn and garden sector are estimated to grow at roughly 3.5-4% each year through 2014. Growth will be led by fertilizers and growing media posting above average gains.

At present, organic fertilizer products represent a small share of the approximately $9 billion consumer packaged lawn and garden market in the U.S., roughly 10%, or $900 million. Since 2007 organic fertilizers and growing media revenues have grown at over 10%, annually, over the past several years, which is greater than twice the average rate for the category of about 4% over the same time periods. Demand for these types of products has increased as consumers are generally becoming more aware of the environment and the negative effects from using synthetic fertilizers and pesticides, such as contamination of waterways attributed to chemical fertilizers. The same study notes that Baby-boomers are just coming in to their gardening years, and this will support continued growth in the sector.

It is managements’ opinion that a growing segment of the population is looking for simpler and more complete solutions for lawn and landscape care.  The green movement has consumers thinking more about the environment and realizing the benefits of working with nature. As a result, we believe we have our prosperity with our quality organic products, education first approach and easy-to-use annual care programs on this fast growing market segment.

Our Competitive Advantages

We position ourselves as developers of organic-based, natural and hybrid-organic products that support sustainability in the landscape. We evaluate our product offerings frequently and make formula adjustments or improvements as needed, or when appropriate, as science and agronomy advance, and allow for easier and more affordable use of organic components and materials. We believe we have the following competitive advantages over our competitors:

Strengths – Internal

·   Passion/vision:

Billy Styles (“Mr. Styles”), our President and Chief Executive Officer, and Alan Talbert (“Mr. Talbert”), our Vice President and Chief Operating Officer, have been working in their fields of expertise for more than thirty, and twenty years, respectively. They founded the company and are dedicated to its success, which is different than being "hired" to manage a company.

 ·   Products deliver maximize benefit:

The fertilizers and soil conditioners we produce are designed to deliver the maximum benefit to the consumer. Traditional lawn and garden fertilizers are developed to perform one primary function: Increase plant growth. Organic Plant Health fertilizers and soil conditioners are developed to achieve many goals and to address the entire growing experience. These include: improving the soil structure with consistent use (ie. the growing environment), supporting healthy, more efficient plant growth, (our products include organic acids that release bound nutrients in the soil, which increases the efficacy of fertility inputs. Our products also improve water and nutrient penetration and retention in the soil, when used consistently, which reduces the need for supplemental watering over time. However, it is important to note that regardless of how effective our products are, or how packed the products are with beneficial components, there is no assurance that customers will use the products consistently, thereby fully realizing the fullest potential of the available benefits.

 ·   Timely and competitive product line:

Organic Plant Health developed a complete line of organic-based lawn, ornamental and garden fertilizers and soil conditioners early in the time line of the organic and natural category (with in the Lawn and Garden Consumer Packaged Goods category). This product experience, combined with our extensive field experience, provides us with an advantage in developing new, more advanced and more efficient fertility products moving forward.

 ·   Diverse and complimentary management team:

Our management team members compliment each others’ strengths and weaknesses very well. Billy Styles has significant experience in the field, seeing and understanding plant needs and product needs first hand. Alan Talbert has been involved in business operations, as well as developing and executing marketing plans on the local and regional levels for many years. Paul DiFraia (“Mr. DiFraia”), our Vice President, has extensive experience with manufacturing products on a large scale, with great attention to detail.

·   Media Exposure:

We belief that very few companies of our size have had the level of local and, in some cases, national exposure on radio and television. The company currently has it's own radio show, “Backyard Styles”, hosted by Billy Styles, and airing on WBT-AM 1110, a 50,000 watt radio station located in Charlotte, NC. We have also developed marketing agreements with production companies that allow Mr. Styles to be the resident Organic Gardener appearing on frequent episodes of the nationally syndicated “For Your Home” television show, which airs in 90 million homes across the country.

(6)

 Strengths – External

·    Organic-based approach is riding green movement:

The green economy is in its infancy. According to marketresearch.com, as it relates to organic based fertilizers and soil conditioners, these types of products in the consumer packaged lawn and garden sector are expected to continue to grow at more than twice the rate of traditional fertilizer sales through 2014.

·   Consumer awareness and acceptance of organic-based products:

Sales of organic based fertilizers and soil conditioners in the consumer packaged lawn and garden sector are expected to continue to grow at twice the rate of traditional fertilizer sales through 2014. This exhibits growing acceptance and predilection to purchase these types of products over their traditional counterparts.

 ·     Sales of organic based fertilizers and soil conditioner have experienced 5%-10% growth annually in the past 4 years, and it is expected to continue to grow at more than twice the average growth rate of traditional fertilizers (3.5% - 4% through 2014). (Source: http://www.marketresearch.com/Freedonia-Group-Inc-v1247/Lawn-Garden-Consumables-2688161.

Positive Reputation within the Regional Greens Industry

We have developed a positive reputation over the last several years in the greens industry in the region. Billy Styles, our president and CEO, is well known for his industry knowledge, decades of field experience, and passion for helping others learn about the true nature of soil and plant health in the region. Billy is frequently called upon to consult with greens industry professionals about problems they face in managing landscape care. He also meets frequently with garden clubs, as well as local and regional associations geared towards promoting sustainable maintenance practices inside and outside of the home and business. One example of the latter is Billy’s involvement with the Union County Neighborhood Leaders Forum, (UCNLF) – he was the keynote speaker at the UCNLF Spring Conference in 2011.

Reliable Supplier Network for Low-Cost Raw Materials

Many of the raw materials we use in our proprietary blends are commodity products that are available from a variety of sources. We practice redundancy with our suppliers on these products to ensure availability at a competitive price. We strive to find excellent vendors from whom to buy our raw goods and also strive to be a good customer for our vendors. Our belief is that long-term relationships play a role in maintaining low cost production and profitability.

Experienced Management and Operational Teams with Greens Industry Market Knowledge

Our senior management team and key operating personnel have extensive management and operating experience and greens industry knowledge. In particular, Mr. Billy Styles, our Pres/CEO is a 5th generation farmer and has managed and operated businesses in the greens industry for approximately 35 years. Mr. Alan Talbert, our VP/COO has 22 years experience in management and operations in the Marketing/Communications industry, the last 8 of which have been highly focused on the greens industry. Mr. Paul DiFraia, VP has 30+ years experience in management and manufacturing, having worked many of those as principal of a Johnson & Johnson company. The Company’s Manufacturing and Distribution Manager, James Islam, has more than 20 years experience in regional distribution and developing processes and efficiencies to streamline costs and maintain the highest level of quality. We believe that our management team’s experience and in-depth knowledge of this business will enable us to continue to successfully execute our expansion strategies. In addition, we believe our management team’s experience will enable us to continue to take advantage of market opportunities that may arise.

(7)

We are Taking Advantage of Industry Trends

As a small company we are able to respond to market forces and trends more quickly than larger manufacturers. This allows the company to take advantage of certain opportunities afforded when industry and market trends reveal themselves. For example, when we learned that incorporating sources of organic matter held multiple benefits for a variety of growing environments, we chose to incorporate sources of organic matter into our products for use in lawns, gardens and ornamental beds, and have done so since 2007. Organic matter has many benefits for the soil, which include increasing microbial activity, diversity in the soil food web, and helping to ease compaction, as well as improving water and nutrient, holding capacity. The combined effects from using organic matter help the homeowner or commercial business reduce the amount of supplemental irrigation needed, thus saving them money on their water bill.

Although management believes that our products are superior to others in the category, our company size is too small at this point to have any significant impact on the entire lawn and garden category regionally or nationally. However, management does believe that providing added benefits in our products now, in the early stages of our existence, may give the company an advantage over our competitors as we grow and expand into other markets.

Marketing Strategy

The marketing strategy is designed to increase market share and sales of our branded products in the Eastern United States by promoting our exclusive organic based and natural landscape care products.  Our marketing will always include an emphasis on educating the consumer and the general public about the true nature of plant health.  We will achieve this through the use of traditional as well as new media venues, where information and education are a primary factor in the consumer buying process.  In addition we will implement grass roots efforts to create new strategic alliances with municipalities, community organizations, regional and national foundations, universities and industry trade/buying groups. We will further forge relationships with like-minded companies including other fertilizer manufacturers, botanical gardens, agricultural entities, plant material companies and possibly even organic food producers, We plan to average the combined marketing efforts and public relations initiatives to bring about and reinforce positive change in the minds of our every-day consumer resulting in an increase in consumer confidence, brand integrity and purchases. Our creative strategy will continue to feature Billy Styles as the visionary behind Organic Plant Health, a new provider of organic based and natural fertility and soil conditioner products for the green minded do-it-yourselfer. Our focus has been and will continue to be one of education, first, whereby we teach our customers about the true nature of soil and plant health to help them understand fertilizer and soil conditioning needs and their affect on soil and plant health, and sustainability. We will continue to insert a straight-talk dialogue into the general discussion conveyed with Billy Styles' ability to share the benefits of adherence to our annual program schedules, proper maintenance practices and the homeowner's personal responsibility for the success and pride of their landscape.

Sales Strategy

Our strategy for increasing sales includes:

Increased purchase volume from existing retail partners through continual acceptance of our products.

Adding regional sales staff and support staff to expand sales efforts into regional markets up and down the east coast and certain points in the Midwest. This will increase the number of independent retail partners purchasing products from OPH and significantly increase revenues and profits that will be used for further expansion efforts. We anticipate adding an additional 50-100 retail partners in 2012 if we are partially or fully funded through our current public offering.

Management has identified several “hub” markets that are planned to be the focus of our expansion over the next 3-4 years. Our first priority is to maximize our market penetration around the cities of Charlotte, NC, Raleigh, NC, Greensboro, NC and Winston-Salem/High Point, NC, and Greenville / Spartanburg, SC, Columbia, SC and Charleston, SC.

The following “hub” markets and targeted city areas are planned to be the focus of our expansion as we move outward from the Carolinas:

Georgia: Atlanta

Florida: Jacksonville; Tampa; Miami

Virginia: Roanoke; Richmond

Maryland: Baltimore; Columbia

Tennessee: Knoxville; Nashville; Memphis

Kentucky: Lexington

Ohio: Columbus; Cleveland

Pennsylvania: Pittsburgh; Philadelphia; Harrisburg

Connecticut: New Haven

New York: Syracuse; Albany

Massachusetts: Boston; Worchester

Michigan: Grand Rapids

Indiana: Indianapolis

Illinois: Chicago; Springfield

These market hubs have been identified based on their size or proximity to major trading areas fanning out from the Carolinas. Our plans are that each market hub will have a sales person and an account manager to help facilitate the sale of our products to prospective retail, commercial, wholesale and agriculture businesses within those hubs. Most of these hub markets are similar to the Carolinas in many ways. The majority have cool season grasses (tall fescue or bluegrass) as the dominant grass for residential and commercial lawns. This is very similar to North Carolina. The southern cities in Georgia and Florida have warm season grasses (Bermuda, Zoysia, Centipede, St. Augustine, or Bahia) as the dominant grasses, which are similar to, or the same as, many of the grasses used in South Carolina. Fertilizers and pest control products used in these hub markets to feed ornamental trees and shrubs, flowers and vegetable gardens are also very similar to those use in North and South Carolina, albeit the application times change according the hardiness zones established by the U.S. Department of Agriculture, (USDA).

(8)

The primary difference between these identified hub markets and the Carolinas is soil composition. Knowing the soil type of your plot of land is necessary for planning your gardening and landscaping needs. The soil type will determine which plants or trees will grow the best, as well as suitability for building projects. The three basic soil types of sand, silt and clay are defined by the size of their component mineral particles. Different combinations of these types are further categorized into twelve different types of soil textures recognized by the U.S. Department of Agriculture. They are: clay, sandy clay, silty clay, clay loam, silty clay loam, sandy clay loam, loam, sandy loam, silty loam, loamy sand, sand, and silt.

Although different soil types are present across the country, all plants grown in the different types of soil benefit from organic based nutrition and organic matter, which are integral components in our fertilizers and soil conditioners.

We also plan to promote the business model on the OPH web site.

Our corporate website will continue to be developed in 2012, as we broaden our resource materials and video library. E-commerce function was added to the website in Q2 2011 to provide for an additional revenue stream.  Ecommerce sales in 2011 totaled less than $2,500 with $0 marketing dollars added to promote the shopping function,  however increases should begin to occur as the company begins to allocate online-marketing dollars targeted to building the online revenue stream in Q3-Q4 of 2012.

Proposed Growth Strategy

Based upon the current demand for organic based fertilizers, soil conditioners and plant care products, we believe we have an opportunity to increase our revenues, net income and gross margins by expanding our sales model into other regional markets, capturing a larger market share, and expanding our production, manufacturing and/or distribution capabilities. In addition, our growth will also afford us the opportunity to develop new products for which we believe there is a large and increasing national demand. We seek to increase our revenues by taking advantage of the increasing demand for organic based fertilizers, soil conditioners and plant care products. As such we have developed a growth strategy that we believe will allow us to capitalize on this opportunity.

Our growth strategy is focused on increasing revenues in four distinct ways: (i) expansion of our direct to retailer sales model in regional markets on the east coast and points in the mid-west; (ii) expansion of our wholesale distributor sales model in select regions; (iii) developing new products and services targeted at both a broad base of homeowner and commercial businesses, and to targeted submarkets within the greens industry, (An example of this would be a specific line of fertilizers targeted to certain agriculture and farming markets); (iv) and by expanding our online website presence and sales of our products online directly to the end use consumer.

As the Company develops new products or improves existing products, and then further, identifies new markets and opportunities for these products, we will register the products we plan to offer in that market with the appropriate State and Federal Agencies. Since the cost of registration is expensive, we will only register our products in markets or states in which we believe there is an opportunity to achieve successful distribution and sell-though of our products.

Generally speaking, the cost of registration is about $250 per year, per product, for initial registration. In addition, most all states require a Fertilizer license (approximately $100 - $200 per state), and most states charge a monthly tonnage fee related to the quantity of product sold in that state. In all we can expect to pay approximately $4,500.00 - $6,000.00 per state, per year to keep our products registered and legal for sale.

As registration relates to e-commerce, we will only market our products in areas or states where our products are already registered. As our expansion occurs, and as working capital becomes available, we will increase the rate at which we register our products. We have identified several service companies that will assist us with the registration process. Eventually the company plans to have all of its products registered in every viable market across the country. However, there is no assurance that the company will register each if its products in every state, and if the company does register each product in every state, there is no assurance that this will result in successful and profitable sales in that state.

(9)

Develop new products

We have plans to develop new products over the next few years targeted to specific segments of the residential, commercial and Ag/Farmer fertilizer markets. 1) Liquid & Granular organic based fertilizers for use inside and outside of the home. These products will primarily be smaller in size and weight and are targeted for Internet Ecommerce and on-shelf, retail partner sales. 2) A line of granular and liquid fertilizers targeted to the commercial landscaper and agriculture segments. These products will be developed using key macro and micronutrients specific to the industry and will be sold at lower price points to be competitive in those segments. Management believes commercial and Ag/Farmer use of organic based fertilizers will increase, based on the previously discussed consumer demand. We have already observed instances in the southeast, where residential consumers have demanded that their landscape service providers use organic based and natural products on their landscapes, or risk losing the contract. We have also been told by customers that engage in the development of real estate projects that their some of their customers have demanded a switch to more environmentally responsible landscape care products.

Products under consideration	Devel. Stage	R&D Cost	PJ Launch Date
1. Indoor Plant Fertilizer	Investigation	$30,000	Spring 2013
2. Insect Repellants	Investigation	$25,000	Summer 2012
3. Liquid Turf Fertilizers	Investigation	$40,000	Spring 2013
4. Liquid Bio-Fungicides	Investigation	$20,000	Spring 2013
5. Comm/Ag/Farm Fertilizers	Investigation	$45,000	Spring 2013

Although management plans to continue research and development on these product categories, there is no assurance that any actual products will be developed for the noted categories. And if there are products developed, there is no assurance that they will be in any great demand.

Increasing production capacity

Our current production equipment and components are adequate to meet current demand and limited future demand. However, to meet the demand anticipated later in 2012 and beyond, based on the planned expansion of our sales efforts, we will need to move to a larger production and warehouse facility, or take advantage of outsourcing some or all of our manufacturing to ensure that we can consistently meet the demand of our customers. This larger facility will provide greater warehousing space for excess inventory, and staging of product for delivery or distribution. This larger facility will also allow us to increase production capacity to service the retail partners in the Carolina’s region. Additionally, we may take advantage of outsourcing the production of some or all of our products, (according to our exact specifications) to meet demand during peak seasons, to fulfill larger orders more quickly, or to allow more efficient distribution into other parts of the country. All of these scenarios enable us to meet the demand for our products without over-taxing our own production facility. Outside of the Carolina’s region, we’ll use some outsourcing of our manufacturing along with bonded warehouses for storage of excess inventory, staging for localized delivery and distribution, and potentially, online sales order processing in those markets where it creates a cost savings for us.

Management believes that the above costs savings, and outsourcing of some or all our production will enable the business to remain viable using, and building on, revenue from existing operations and the expanded sales from existing retail and distribution partners, as well as increased online sales from our website. Further we do not believe that pursuing either of these strategies, or even a combination of the two, present any unique risks to production since redundant manufacturing facilities are located in different parts of the country, providing us with the ability to ensure consistent delivery of our products to our customers.

In the past several months our company management has undertaken a proactive strategy to ensure our ability to meet current and future demand for our fertilizers and soil conditioners. We have researched several outsourcing fertilizer manufacturers in the United States and Canada that can and will produce fertilizers and soil conditioners to our exact specifications as the need arises, providing us with redundancy of production capability. This further ensures a consistent supply of our products for our customers. Additionally, in the past three months, we have completed formula models of our products that meet our exact specifications, using components available from these manufacturers and have negotiated acceptable pricing, and minimum order quantities for production and delivery. Having completed our research, we have selected Ferti-Technologies, Inc. as our primary outsourcing manufacturer in the event that we feel it prudent to begin outsourcing some, or all of our production. In the past month we have reached the point of “order-at-will” status with this manufacturer and can order and receive products within the industry standard delivery schedule of 2-4 weeks. We have a verbal understanding with Ferti-Technologies, Inc. to produce our products according to our specifications, as we deem it necessary. However, this understanding is not a binding agreement. In the event Ferti-Technologies were to fail to fill our requirements, management believes that alternative sources could be found. We have not outsourced any of our production to this company, as of yet, but hold this option open, based on the need to meet growing demand for our products. Ferti-Technologies, Inc. does not require a written agreement, other than a normal purchase order prior to fulfilling an order. In our case, when and if we become ready to have them outsource some, or all of our production, we will send them a purchase order to produce certain products, based on our prior discussions of formulas and pricing. This is their normal operating procedure for any customer.

We do not believe that outsourcing some or all of our production presents any unique risks to production since redundant manufacturing facilities are located in different parts of the country, providing us with the ability to ensure consistent supply and delivery of our products to our customers.

Based on discussions and negotiations with those bonded Warehouse / Distribution providers, the option of renting space on an “as needed” monthly basis has built-in efficiencies that are attractive to management. These consist of low, “per pallet” storage fees, which are incurred only based on the number of pallets being stored, not on a fixed square footage prices, as well as other savings related to labor costs, insurance, utilities, equipment rental and maintenance. This flexible use of space can be a significant cost savings since storage needs vary throughout the year.

Because of anticipated cost savings associated with relocating our own production facility to a rural area taking advantage of lower lease rates, and the increased efficiency of using bonded warehouse / distribution providers, we expect that we will still realize a reduction in our overall production expenses.

(10)

Strengthening R&D

Over the first 4 years of the business we have limited the amount of funds allocated to research and development because there were limited funds available to commit. Instead, our focus has been on building a market for our existing products and then understanding the opportunities for additional products that will fill in gaps in our product offering.

Additional research and development is required to keep pace with competitors or take advantage of opportunities we believe exist in the lawn and garden category. We have identified several opportunities to broaden our product offering and we plan to continue development of these new products as funding becomes available. As our business expands we will commit greater dollars to R&D to meet this demand.

Products under consideration	Devel. Stage	R&D Cost	PJ Launch Date
1. Indoor Plant Fertilizer	Investigation	$30,000	Spring 2013
2. Insect Repellants	Investigation	$25,000	Summer 2012
3. Liquid Turf Fertilizers	Investigation	$40,000	Spring 2013
4. Liquid Bio-Fungicides	Investigation	$20,000	Spring 2013
5. Comm/Ag/Farm Fertilizers	Investigation	$45,000	Spring 2013

Strengthening our relationships with key customers and diversifying our customer base.

We intend to strengthen our relationships with key customers while further expanding our customer base. We plan to continue providing high-quality and cost-competitive products to our existing customers and to use our existing customer network and strong industry reputation to expand our product sales up and down the east coast and to points in the mid-west. We also plan, subject to available financing, to improve our sales networks by establishing master retail partners in regional hub markets to allow us to sell our products directly to the end users. We intend to continue to use customer feedback to improve the quality of our products and services and to strengthen our base of regional customers as we grow into a national company.

Seasonality

Our operating results and cash flows historically have been subject to seasonal variations. Because a high percentage of our sales are from lawn care fertilizers our revenues increase proportionately during the fall, late winter and spring months. Conversely, our sales cycle dips during the summer months and early winter months. As we expand our sales into other parts of the country and online via our ecommerce website, our sales cycles will broaden and we will experience fewer peaks and valleys. However, this expansion process will take time to develop and until this occurs, we will continue to experience revenues in a cyclical fashion.

Products

Historically, our business has been primarily focused on our annual turf care fertilizers and soil conditioners. We produce 24 exclusive products in a range of sizes, 9 of which are used exclusively on turf grasses. We believe that acceptance of our turf care products will lead to additional purchases of our other 15 fertilizers, soil conditioners or controls for insect and disease.  We believe we offer retailers a comprehensive product line principally in the medium to upper price range in most all categories.  Based on our sales and client base, we believe our products represent good value, and that the style and quality of our fertilizers and soil conditioners compare favorably with well known products in the lawn and garden industry.

(11)

The following table lists our product categories and their respective contribution to our sales for the twelve months ended December 31, 2011.

Product Category	Main Target Market	Revenue ($)	Revenue (%)
Soil Health	Residential / Commercial / Agri-Business	$188,696	22.54%
Turf Fertility	Residential / Commercial / Agri-Business	$401,418	47.95%
Garden & Ornamental	Residential / Commercial	$57,262	6.84%
Garden Tools & Seeding Supplies	Residential / Commercial	$109,165	13.04%
Pest Control	Residential / Commercial	$80,618	9.63%

Summary of the products:

Soil Health:

Urban Soil Life Maxx™

Jackhammer Maxx™

Soil Energy™

Turf Fertility:

OPH Pre-Emergent™ 16-0-8

OPH Pre-Emergent™ 0-0-7

Summer Care™

Bio-Balance pH™

Germinate™

Top Growth™

Hibernate™

Winter Care™

Organic Seeding Mulch™

Garden & Ornamental:

Billy’s Organic Planting Mix™

Garden & Flower Blend™

Urban Bloom & Evergreen™

Urban Tree Care™

Sunburst™

Vita-Root™

Good Day Roses™

Good Night Roses™

Good Health Roses™

Pest Control:

Eco-Cedar™

Good Health Landscape™

Good Health Roses™

Turf & Garden Warrior™

Various 3rd Party Pest Controls

Garden Tools & Seeding Supplies:

Gloves, Rakes, Hoses, etc.

Spreaders, Pump Sprayers, etc.

Grass Seed, Moisture Retention Mulch, etc.

(12)

Manufacturing

We currently operated approximately 11,000 sq. ft. of manufacturing space and are operating at approximately 35% - 50% capacity depending upon the season.  This manufacturing facility is located adjacent to our corporate office in Charlotte, NC. We consider the machinery and equipment at such location generally to be relatively up to date and well-maintained. The manufacturing equipment at this location includes a 65 foot custom blending machine with 5 primary bulk hoppers and 3 micro-component hoppers. This machine also uses a sophisticated computer system that can retain up to 99 customized granular formulas. Additionally, the machine uses a tumbling blending mixer and bagging unit, along with a bagging conveyor system with a heat sealer. We utilize fork-lift mounted loading hoppers to move raw materials into the primary hoppers.

Our manufacturing strategy includes:

•	Increased efficiency to reduce manufacturing costs
•	Installation of upgrades and new components to increase production efficiency
•	More frequent and cost-effective production runs,
•	Identification and recycling of product waste, and
•	Improvement of our relationships with suppliers by establishing primary suppliers.

Customers and Suppliers

We believe we have established long-term, stable business relationships with over 4,500 residential customers located throughout the region, and over 100 commercial landscapers. Our products are sold in Retail Fertilizer Stores, Hardware Stores, Garden Centers and Nurseries.

In fiscal 2011, our top 5 customers purchased product from us as follows:

Major customers

Name	12 months ended December 31, 2011 (’000s)	Percentage of Overall Sales (%)
Customer A	$74,141	8.61%
Customer B	$62,067	7.20%
Customer C	$49,306	5.72%
Customer D	$33,630	3.90%
Customer E	$33,241	3.86%

In fiscal 2011, our top 5 suppliers sold products to us as follows:

Suppliers of Raw Materials

Name	Amount (USD) 12 months ended December 31, 2011	Location	Percentage of Overall Purchases (%)
Supplier A	$90,006	Charlotte	24%
Supplier B	$56,405	Charlotte	15%
Supplier C	$40,212	Charlotte	11%
Supplier D	$35,520	Charlotte	9%
Supplier E	$9,373	Charlotte	2%

Our major suppliers include Purdue Agri-Recycle, Solu-Cal USA, Growth Products, Regal Fertilizer Company, and Arctech.

Quality Control

Consistent with our continuing commitment to quality, we impose various quality control standards at different stages of our production process. Our Production Manger inspects every truckload of raw materials upon arrival to ensure it meets with our internal quality standards and is suitable to be blended as a component for our finished goods. He also visually inspects the materials during the production process to ensure the quality of the finished goods and to confirm the absence of foreign materials. Every pallet of finished goods is visually inspected to ensure that it meets our internal quality standards and that it is ready for delivery to one of our retail partners. We strictly comply with all safety regulations established by local, state and federal authorities.

Warehousing, Inventory and Supply Chain Management

We distribute fertilizers and soil conditioners to retailers and wholesalers from our manufacturing facility in Charlotte, NC. We ship finished products directly from our manufacturing facilities to third-party retailers and wholesalers.

There is no backlog of unshipped orders for all of our products as of December 31, 2011. We are currently able to produce all of the fertilizer and soil conditioners needed to supply our customers from our facility in Charlotte. However, as we begin expanding our sales force, we believe the demand will quickly outpace capacity for production at this facility. As a result, we are planning to move to a larger production facility in order to meet anticipated demand for 2012-2015.

(13)

Intellectual Property

As of December 31, 2011, we have the following intellectual property rights:

Trade Secrets, Trademarks and Domain Names:

Management has been advised by counsel to safeguard the proprietary formulas used in producing our products by utilizing Trade Secret and Trademark intellectual property rights. The company does not own patents on the proprietary formulas from which our products are made, nor do we own patents on the processes by which our formulas are produced. Counsel has further advised us that applying for patent protection on our formulas would require us to disclose the exact recipes of the products, and the company is not interested in pursuing that at this time, as we believe the Trade Secret option provides better protection. However, we do have the following product names trademarked

Urban Soil Life Maxx™

Jackhammer Maxx™

Soil Energy™

OPH Pre-Emergent™ 16-0-8

OPH Pre-Emergent™ 0-0-7

Summer Care™

Bio-Balance pH™

Germinate™

Top Growth™

Hibernate™

Winter Care™

Organic Seeding Mulch™

Billy’s Organic Planting Mix™

Garden & Flower Blend™

Urban Bloom & Evergreen™

Urban Tree Care™

Sunburst™

Vita-Root™

Good Day Roses™

Good Night Roses™

Good Health Roses™

Eco-Cedar™

Good Health Landscape™

Good Health Roses™

Turf & Garden Warrior™

We have registered the following domain names:

Domain Name	Owner	Registration Date	Expiration Date
Organicplanthealth.com	OPH		March 2013
Organicplanthealth.net	OPH		March 2013
Backyardstyles.com	OPH		October 2013
Stylesinyourbackyard.com	OPH		October 2013
Grogreennow.com	OPH		February 2013
Grogreennow.net	OPH		February 2013
Grogreennow.org	OPH		February 2013
Organiclandscapeshow.com	OPH		September 2013
Theorganiclandscapeshow.com	OPH		September 2013
Organicplanthealthcare.com	OPH		December 2013
Organicplanthealthcare.net	OPH		December 2013
Organiclandscapecare.com	OPH		December 2013
Organiclandscapecare.net	OPH		December 2013
Organicprotocols.com	OPH		December 2012
Silentgardener.com	OPH		June 2012
Silentgardener.net	OPH		June 2012
Thesilentgardener.net	OPH		June 2012
Sodsaver.com	OPH		March 2013
Sodsaver.net	OPH		March 2013
Supersodsaver.com	OPH		March 2013
Supersodsaver.net	OPH		March 2013
Theorganicdepot.net	OPH		September 2012

(14)

Insurance

We maintain various insurance policies to safeguard against risks and unexpected events. We provide unemployment insurance, work related injury insurance and medical insurance in accordance with state and federal regulations (see Government Regulations). We also maintain insurance for our plants, machinery, equipment, inventories and motor vehicles. However, we do not maintain product liability insurance for our products.

Government Regulation

Our end-use products are regulated by federal, state, and local governments, as well as various agencies thereof, including the United States Department of Agriculture, State Departments of Agriculture, State Departments of Environmental and Natural Resources and the Environmental Protection Agency.

In addition to the regulations governing the sale of our end products, our current facility and any future facilities are also subject to certain regulation. Specific permit and approval requirements are set by the state and state agencies, and in some cases, local jurisdictions including but not limited to cities, towns, and counties. Any changes to our plant or procedures would likely increase the need for additional permits and the cost of operations related to acquiring permits and any additional licenses required.

Certain products produced by the company may require approval and registration by the US Environmental Protection Agency, (EPA). These products are most always in the insecticide, fungicide, or herbicide categories. However some of the insecticidal or fungicidal products we produce are exempt from regulation by the EPA. For example, our products Eco-Cedar™, a cedar oil based insect repellant, and our product Good Health Landscape™, a sesame oil based insecticide and fungicide, are both exempt from regulation by the EPA under the 25b rule of the US Insecticide, Fungicide and Rodenticide Act, related to regulation exempt components.

Certain environmental regulations also affect the operation of our current manufacturing facility and will also affect operations at any future facilities. Because we blend raw materials at our manufacturing facility, we are required to register the location with the Environmental Protection Agency (EPA), and we are also required to maintain an approved water quality permit with the state in which the plant is located, (in our case, it’s North Carolina). To be in full compliance, we maintain and hold all required permits and certificates required by federal, state and local government regulations, where applicable. Changes in the types of products we blend together could require greater oversight by some or all of the agencies listed above. For example, if we decided to blend a restricted use chemical product (such as the herbicide: Prodiamine, for weed control), this would require that we acquire additional permits for blending restricted use pesticides, and we would likely experience increased restrictions related to our water quality permit. Any changes such as this would result in increased regulation and cost of operations.

Approvals, Licenses and Certificates

Organic Plant Health is listed as an authorized fertilizer dealer in NC, SC, GA, FL, NY, and PA. Due to the high cost of registering products in the individual states, the company only registers products in states when a sales opportunity is identified and developed.

As the company develops new products or improves existing products, and then further, identifies new markets and opportunities for these products, we will register such products with the appropriate State and Federal Agencies. Since the cost of registration is expensive, we will only register our products in markets or states in which we believe there is an opportunity to achieve successful distribution and sell-through of our products. Generally speaking, the cost of registration is about $250 per year, per product, for initial registration. In addition, most all states require a Fertilizer license (approximately $100 - $200 per state), and most states charge a monthly tonnage fee related to the quantity of product sold in that state. In all we can expect to pay approximately $4,500 - $6,000 per state, per year to keep our products registered and legal for sale.

Certain products produced by the company may require approval and registration by the US Environmental Protection Agency, (EPA). These products are most always in the insecticide, fungicide, or herbicide categories. However some of the insecticidal or fungicidal products we produce are exempt from regulation by the EPA. For example, our products Eco-Cedar™, a cedar oil based insect repellant, and our product Good Health Landscape™, a sesame oil based insecticide and fungicide, are both exempt from regulation by the EPA under the 25b rule of the US Insecticide, Fungicide and Rodenticide Act, related to regulation exempt components.

As registration relates to e-commerce, we will only market our products in areas or states where our products are already registered. As our expansion occurs, and as working capital becomes available, we will increase the rate at which we register our products. We have identified several service companies that will assist us with the registration process. Eventually the company plans to have all of its products registered in every viable market across the country. However, there is no assurance that the company will register each if its products in every state, and if the company does register each product in every state, there is no assurance that this will result in successful and profitable sales in that state.

(15)

Employees

We have approximately 7 full time employees, and 3 part time employees to support production and sales for seasonal peaks. We have a human resource performance review system that allows personnel reviews to be carried out annually or semi-annually, depending on the length of employees’ service for the Company.

We have not experienced any significant labor disputes and consider our relationship with our employees to be good.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deems to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Business and Industry

The current economic and credit environment could have an adverse effect on demand for certain of our products and services, which would in turn have a negative impact on our results of operations, our cash flows, our financial condition, our ability to borrow and our stock price.

Generally speaking, since at least 2008, global market and economic conditions have been disrupted and volatile. Concerns over increased energy costs increased commodities costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to this increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a global recession. It is difficult to predict how long the current economic conditions will persist, whether they will deteriorate further, and which of our products, if not all of them, will be adversely affected. These conditions, if they continue, could cause a material decrease in our sales, net income and an increase in the prices we pay for raw materials we use in producing our organic-based and natural fertilizer products and, thus, materially affect our operating results and financial condition.

More specifically, the Company has noted a contraction in its revenues from the peak in 2008 through 2009, 2010 and 2011. Part of this contraction is due to the economic climate, while another part is likely due to the company’s inability to replace lost customers from normal attrition. This contraction is what precipitated our change of business model in mid 2009, to a manufacturer/distributor model, over the previous traditional retail model. However, there is no assurance that this reduced dependence will result in adequate sales revenue to sustain our business. This reasoning goes back to our inability to afford an adequate number of experienced sales and support staff. It should be noted, however, that even with an adequate number of experienced sales and support staff, there is no assurance that sales revenues will increase, or that the number of lost customers through attrition will be reduced.

The weakened economic climate also has impacted the credit market, and more specifically, the company’s access to available credit. As a young company still in the start-up phase, we have not yet achieved stability in our operations; therefore few, if any, lending institutions would consider the company a good credit risk. This inability to get credit may adversely affect the company’s operations, such as limiting the company’s ability to meet seasonal raw goods and inventory needs. If credit is extended to the company by a financial institution, the terms and conditions may not be favorable.

(16)

The industry in which we operate and market for our services is characterized by volatile commodities prices and rapid advancements in science and agriculture. Advancements in technology or the development and introduction of new products and services could render our existing products less marketable.

Our business depends in significant part on our ability to continually improve the performance, features, and reliability of our current fertility and soil conditioning products and services, and to modify our practices to work with new technological standards in response to both evolving demand in the marketplace and competitive products and services. Our pursuit of improved performance, new features, and necessary technological advances will require substantial time and expense, and there can be no assurance that we will succeed in adapting our services to changing technology standards and customer requirements.

Although we intend to support emerging manufacturing and production standards, there can be no assurance that industry standards will emerge, or if they become established, that we will be able to conform to these new standards in a timely and economic fashion and maintain a competitive position in the market. There can be no assurance that the announcement or introductions of new products or services by us or our competitors, or any change in industry standards will not cause customers to defer or cancel purchases of existing products or services, which could have a material adverse effect on our business, financial condition, and results of operations.

The fertilizer industry is highly competitive and, if we are unable to compete successfully, our financial condition and results of operations may be adversely affected.

The organic based fertility market is increasingly competitive and there are no substantial barriers to entry. We expect that competition will intensify in the future. We believe that our ability to compete successfully depends on a number of factors, including brand awareness and market presence; the quality of our advertising services; the pace of expansion into new Retail Partners; the pricing policies of our competitors and suppliers; the features, ease of use and timing of introductions of our new products by us and our competitors; our ability to establish co-marketing relationships; and industry and general economic trends.

We may not be able to continue to compete effectively with our existing competitors, or compete effectively with new competitors. In addition, some of our competitors may acquire or have more financial and other resources than we do. If we fail to compete effectively, our business operations and financial condition will suffer.

We have limited operating history upon which to base an evaluation of our business and prospects. We may not be successful in our efforts to grow our business and to earn increased revenues. We had accumulated deficit of $1,251,436 as of December, 2011, and had net losses of $469,990 for the year ended December 31, 2011. An investment in our securities represents significant risk and you may lose all or part your entire investment.

Although the business is nearly five years old, much of the five years have been spent enduring a deep recession and uncertain economic climate. The business is young and has not lived through multiple cycles of economic growth and contraction. As such, there is no significant track record with which an investor might be able to assume or predict how the company might perform. Due to the limited operating history of the company there can be no assurance that the company will generate adequate revenues to sustain the business.

Further, our limited operating history has not allowed us to build a reliable sales and support system, on which the company could adequately predict future sales and growth. Even though the company believes it will be able to hire the right people to develop a successful system, there is no assurance that one will be developed, and if one is there is no assurance it will be successful.

Therefore, our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies providing services to a rapidly evolving market. As a result, management may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause net losses in a given period to be greater than expected. An investment in our securities represents significant risk and you may lose all or part your entire investment.

(17)

Raw materials or production related expenses variations could adversely affect operating results and expenses.

Prices for certain of our raw materials have recently increased due to the global demand and increased interest in organic based fertility. A drastic increase in raw materials costs could increase our sales prices and force us to completely restructure our business model, thereby likely causing substantial expenses and losses. We, in anticipation of this possibility, have continued to contact major raw goods suppliers so as to forge strategic alliances. However, we have not yet formed any such alliance, and there is no guarantee that such an alliance will ever be formed in the future or that it will assure us cost effective prices for raw materials.

Customers of the company that make purchases on established accounts, may not pay their outstanding balances when due.

Prior to offering credit to customers who wish to purchase company products on account, the customer will furnish a credit application with references to the company. The company will contact the references and, based on the information collected, determine whether a credit line should be established for a given customer. If a credit line is established, the customer will be given payment terms, (standard payment terms are Net due in 30 days from the date of invoice), and expected to keep their accounts in good standing. Although a credit review is performed on every new customer applying to purchase products on account, there is no assurance that the customers will pay their outstanding balances in a timely manner, if ever.

We expect to incur significant losses for some time, and we may never operate profitably.

From inception through December, 2011, we have incurred an accumulated net loss of approximately $1,251,436. The revenues have not yet resulted in our earning a profit, and we will continue to incur significant losses for at least the near future. There is no assurance that our operations will ever become profitable.

We could fail to remain a going concern. We will need to raise additional capital to fund our operations through the near term, and we do not have any commitments for that capital.

There exists substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has added an emphasis of matter paragraph to their report for our fiscal years ended December 31, 2010 and 2011 with respect to our ability to continue as a going concern. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements. The inclusion of a going concern modification in our independent registered public accounting firm’s audit opinion for the years ended December 31, 2010 and 2011 may materially and adversely affect our stock or our ability to raise new capital.

As reflected in our financial statements, for the years ended December 31, 2011 and 2010, we incurred net losses of $469,990 and $353,974, respectively, and as of December 31, 2011, had an accumulated deficit of $1,251,436, and had a working capital deficiency of $437,213. We will need additional capital and/or increased sales to execute our business strategy, and if we are unsuccessful in either raising additional capital or achieving desired sales levels we will be unable to fully execute our business strategy on a timely basis, if at all. If we raise additional capital through the issuance of debt securities, the debt securities may be secured and any interest payments would reduce the amount of cash available to operate and grow our business. If we raise additional capital through the issuance of equity securities, such issuances will likely cause dilution to our stockholders, particularly if we are required to do so during periods when our common stock is trading at historically low price levels.

Additionally, we do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth. If we are unsuccessful in raising additional capital, we may be unable to fully execute our business strategy on a timely basis, if at all. If adequate capital cannot be obtained on satisfactory terms, we may curtail or delay implementation of updates to our facilities or delay the expansion of our sales and marketing capabilities, any of which could cause our business to fail.

(18)

We will need to obtain additional debt and equity financing to complete subsequent stages of our business plan, including the funds required to expand our businesses.

We presently have limited operating capital. Current revenue from our wholesale and retail operations, as well as from our new ecommerce web site is only sufficient to maintain our presence in the market. To meet future capital requirements necessary for the expansion of our business, we may issue additional securities in the future with rights, terms and preferences designated by our Board of Directors, without a vote of stockholders, which could adversely affect stockholder rights. Additional financing will likely cause dilution to our stockholders and could involve the issuance of securities with rights senior to our currently outstanding shares. There is no assurance that such financing will be sufficient, that the financing will be available on terms acceptable to us and at such times as required, or that we will be able to obtain the additional financing required, if any, for the continued operation and growth of our business. Any inability to raise necessary capital will have a material adverse effect on our ability to implement our business strategy and will have a material adverse effect on our revenues and net income.

Because we will require additional financing to expand our operation in accordance with our growing strategy, our failure to obtain necessary financing will impair our growth strategy.

We currently have an effective offering of up to 10,000,000 shares of common stock at price of $0.20 per share (the “Shares”). The Shares offered by us are on a "best efforts basis"; there is no underwriter and no firm commitment from anyone to purchase all or any of the Shares offered. No assurance can be given that all or any of the Shares will be sold. Furthermore, there is no escrow of funds or other provisions for returning any investors funds if less than all Shares offered hereby are sold. This creates an increased risk to initial investors, in the event we are unable to raise the entire Offering amount, because there is no minimum Offering amount and funds will be utilized as received by us.

Many factors may, however, affect our cash needs, including our possible failure to generate sufficient revenues from operations. In addition, if less than all Shares are sold, we may not have sufficient capital to fund operations until sufficient revenues are being generated and may be unable to find suitable financing on terms acceptable to us. This event would significantly increase the risk to those persons who invest in our common stock.

We are exposed to risks from legislation requiring companies to evaluate internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) required our management to start reporting on the operating effectiveness of our internal control over financial reporting for the years ended December 31, 2011 and 2010. We must continue an ongoing program of system and process evaluation and testing necessary to comply with these requirements. We expect that this program will require us to incur significant expenses and to devote additional resources to Section 404 compliance on an ongoing annual basis. We cannot predict how regulators will react or how the market prices of our securities will be affected in the event that our Chief Executive Officer and Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404.

Our future success is dependent on existing key employees and hiring and assimilating new key employees; our inability to attract or retain key personnel in the future would materially harm our business and results of operations.

Our success depends on the continuing efforts and abilities of our current management team. In addition, our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management, technical and sales personnel. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to successfully assimilate these employees or hire qualified personnel to replace them if they leave the Company. The loss of the services of any of our key personnel, the inability to attract or retain key personnel in the future, or delays in hiring required personnel could materially harm our business and results of operations.

As co-founder, president and CEO of the Company, Mr. Styles plays a significant role in the Company. Mr. Styles is the visionary behind the development of the Company’s products, and he is the inspiration behind the philosophical and educational approach we take with all of our customers, In addition, as a 5th generation farmer with decades of field experience in the backyards of the Carolinas, Mr. Styles’ personal knowledge base is the primary resource from which most of the product formulas, application instructions, plant care protocols and care practices are derived. Our inability to maintain and grow this relationship with Mr. Styles could severely impact our ability to continue operations.

(19)

We may be unable to successfully expand our manufacturing capacity, which could result in material delays, quality issues, increased costs and loss of business opportunities, which may negatively impact our product margins and profitability.

Part of our future growth strategy is to increase our manufacturing capacity to meet increasing demand for our existing products. Assuming we obtain sufficient funding to increase our manufacture capacity, any projects undertaken by us to increase such capacity may not be constructed on the anticipated timetable or within budget. We may also experience quality control issues as we implement these manufacturing upgrades and ramp up production. Any material delay in completing these projects, or any substantial increase in costs or quality issues in connection with these projects, could materially delay our ability to bring our products to markets and adversely affect our business, reduce our revenue, income and available cash, all of which could result in reducing financial condition by a loss of business opportunities.

Failure to enhance our brand recognition could have a material adverse effect on our business and results of operations.

We believe we will need to expend significant time, effort and resources to enhance the recognition of our brands. We believe developing our brand is important to our sales and marketing efforts. If we fail to enhance the recognition of our brands, it could have a material adverse effect on our ability to sell our product and thus affect our business and results of operations. If we fail to develop a positive public image and reputation, our existing business with our customers could decline and we may fail to develop additional business, which could in turn adversely affect our prospects and results of operations.

Because we depend on retailers or wholesalers to market our products, any problems encountered by these third parties, or our failure to maintain relationships with these third parties or to expand third parties, we may be unable to establish marketing and sales capabilities necessary to commercialize and gain market acceptance for our products.

We currently have limited resources with which to expand our sales and marketing capabilities. Co-promotion or other marketing arrangements to commercialize our planned products could significantly limit the revenues we derive from our products, and the parties with whom we would enter into such agreements may fail to commercialize our products successfully. Our products address different markets and can be offered through multiple sales channels. Addressing each market effectively will require sales and marketing resources tailored to the particular market and to the sales channels that we choose to employ, and we may not be able to develop such specialized marketing resources.

Defects in our products or failures in quality control could impair our ability to sell our products or could result in product liability claims, litigation and other significant events with substantial additional costs.

Detection of any significant defects in our products or failure in our quality control procedures may result in, among other things, delay in time-to-market, loss of sales and market acceptance of our products, diversion of development resources, and injury to our reputation. The costs we may incur in correcting any product defects may be substantial. Additionally, errors, defects or other performance problems could result in financial or other damages to our customers, which could result in litigation. Product liability litigation, even if we prevail, would be time consuming and costly to defend, and if we do not prevail, could result in the imposition of a damages award. We presently maintain product liability insurance; however, it may not be adequate to cover any claims.

Changes in environmental regulations or violations of such regulations could result in increased expense and could have a material negative effect on our financial performance.

We are subject to extensive air, water and other environmental regulations and need to maintain our environmental permits, and need to obtain a number of environmental permits to construct and operate our planned facilities. If for any reason any of these permits are not maintained or granted, construction costs for our facilities may increase, or the facilities may not be constructed at all. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. Our failure to comply with environmental regulations could cause us to lose our required permits, which could cause the interruption or cessation of our operations. Furthermore, the expense of compliance could be significant enough to adversely affect our operation and have a material negative effect on our financial performance.

(20)

Our facilities will require certain permits to operate, which we may not be able to obtain at all or obtain on a timely basis.

We have obtained the permits and approvals required to operate our facilities. We may not be able to secure all the necessary permits for future facilities on a timely basis or at all, which may prevent us or potential licensees from operating such facilities according to our business plan.

For future facilities, particularly in the organic fertilizer areas, we may need certain permits to operate solid waste or recycling facilities, as well as permits for our sewage connection, water supply, land use, air emission, and wastewater discharge. The specific permit and approval requirements are set by the state and the various local jurisdictions, including but not limited to city, town, county, township, and state agencies having control over the specific properties. Permits once given may be withdrawn. Inability to obtain or maintain permits to construct, operate or maintain our facilities will severely and adversely affect our business.

The communities where our facilities may be located may be averse to hosting waste handling and manufacturing facilities.

Local residents and authorities in communities where our facilities may be located may be concerned about odor, vermin, noise, increased truck traffic, air pollution, decreased property values, and public health risks associated with operating a manufacturing facility in their area. These constituencies may oppose our permitting applications or raise other issues regarding our proposed facilities or bring legal challenges to prevent us from constructing or operating facilities.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

Although we have no present plans for any specific acquisition, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

·	the difficulty of integrating acquired products, services or operations;

·	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

·	the difficulty of incorporating acquired rights or products into our existing business;

·	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

·	difficulties in maintaining uniform standards, controls, procedures and policies;

·	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

·	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

·	the effect of any government regulations which relate to the business acquired;

·	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

(21)

Risks Related to Ownership of our Common Stock

Volatility in our common stock price may subject us to securities litigation.

Stock markets, in general, have experienced in recent months, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressing effect on the market price of our common stock. The following factors, many of which are beyond our control, may influence our stock price:

•	the status of our growth strategy including the expansion of our production capabilities and the increase in sales and administrative personnel with the net proceeds from the offering;
•	announcements of technological or competitive developments;
•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	changes in the economic performance or market valuations of our competitors;
•	additions or departures of our executive officers or other key personnel;
•	release or expiration of lock-up or other transfer restrictions on our outstanding common stock; and
•	sales or perceived sales of additional shares of our common stock.

In addition, the securities market has, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. Any of these factors could result in large and sudden changes in the volume and trading price of our common stock and could cause our stockholders to incur substantial losses. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company. If we were involved in a class action suit or other securities litigation, it would divert the attention of our senior management, require us to incur significant expense and, whether or not adversely determined, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our common stock is currently quoted on the OTC bulletin board quotation market under the symbol “OPHI”. To date, however, trading activity in our common stock has been extremely limited. There is no assurance as to the depth or liquidity of any such market or the prices at which holders may be able to sell the securities.

Our common stock is on the OTC bulletin board quotation market under the symbol “OPHI”. To date, however, trading activity in our common stock has been extremely limited. There is also no assurance as to the depth or liquidity of any such market or the prices at which holders may be able to sell the securities. An investment in the Shares may be totally illiquid and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

If we issue shares of preferred stock, your investment could be diluted or subordinated to the rights of the holders of preferred stock.

Our Board of Directors is authorized by our Certificate of Incorporation to establish classes or series of preferred stock and fix the designation, powers, preferences and rights of the shares of each such class or series without any further vote or action by our stockholders. Any shares of preferred stock so issued could have priority over our common stock with respect to dividend or liquidation rights. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable a holder to block such a transaction. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of holders of our common stock. Although our Board of Directors is required to make any determination to issue preferred stock based on its judgment as to the best interests of our stockholders, our Board could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of our stockholders might believe to be in their best interests or in which such stockholders might receive a premium for their stock over the then-market price of such stock. Presently, our Board of Directors does not intend to seek stockholder approval prior to the issuance of currently authorized preferred stock, unless otherwise required by law or applicable stock exchange rules. Although we have no plans to issue any additional shares of preferred stock or to adopt any new series, preferences or other classification of preferred stock, any such action by our Board of Directors or issuance of preferred stock by us could dilute your investment in our common stock and warrants or subordinate your holdings to such shares of preferred stock.

(22)

Future issuances or sales, or the potential for future issuances or sales, of shares of our common stock, the conversion of preferred stock into our common stock, or the conversion of convertible notes into our common stock, may cause the trading price of our securities to decline and could impair our ability to raise capital through subsequent equity offerings.

During 2011, we issued a significant number of shares of our common stock, preferred stock convertible into shares of our common stock, and convertible notes that may be converted into our common stock in connection with various financings and the repayment of debt, and we anticipate that we will continue to do so in the future. The additional shares of our common stock issued and to be issued in the future upon the conversion of debt could cause the market price of our common stock to decline, and could have an adverse effect on our earnings per share if and when we become profitable.

In addition, we currently have an effective offering of up to 20,456,375 shares of common stock at price of $0.20 per share. Future sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline, and could materially impair our ability to raise capital through the sale of additional securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future on shares of our common stock. Presently, we intend to retain all of our earnings, if any, to finance development and expansion of our business. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our common stock appreciates.

Our principal stockholder controls our business affairs, so you will have little or no participation in our business affairs.

Our current management beneficially owns over 50% of our outstanding Common Stock and will have full control over the affairs of the Company. The security holder will be able to continue to elect over a majority of our directors and to determine the outcome of the corporate actions requiring shareholder approval, regardless of how additional security holders of the Company may vote. The investors will have no ability to influence corporate actions.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our common shares may be deemed to be "penny stock" as that term is defined in Regulation Section "240.3a51-1" of the Securities and Exchange Commission (the "SEC"). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a "recognized" national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section "15(g)" of the United States Securities Exchange Act of 1934, as amended, and Regulation Section "240.15g(c)2" of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be "penny stock".

Moreover, Regulation Section "240.15g-9" of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company’s common shares to resell their common shares to third parties or to otherwise dispose of them. Security holders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i)  control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer

(ii)   manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases

(iii)   boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons

(iv)   excessive and undisclosed bid-ask differential and mark-ups by selling broker-dealers

(v)    the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses

(23)

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to a forward-looking statement does not apply to us and as a result we could be subject to legal action.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

The issuance of any of our equity securities pursuant to any equity compensation plans we intend to adopt may dilute the value of existing stockholders and may affect the market price of our stock.

In the future, we may issue to our officers, directors, employees and/or other persons equity based compensation under any equity based compensation plan we intend to adopt to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives could result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our operating facilities consist of 1) an 11,000 square foot production and office facility on Monroe Road in Charlotte, NC where production of the proprietary granular and liquid products occurs; 2) a 3,000 square foot retail store, with an additional 3,000 square feet of warehouse and office space is located in downtown Matthews, NC servicing residential Do-It-Yourselfers and commercial landscapers.

We believe that our existing facilities are well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal or administrative proceedings. We are not aware of any material legal or administrative proceedings threatened against us. From time to time, we may be subject to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 4. MINE SAFETY DISCLOSURES

(24)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market for Common Equity

Our common stock is quoted on the Electronic Bulletin Board under the symbol, OPHI. Trading of our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following tables set forth the high and low sale prices for our common stock as reported on the Electronic Bulletin Board for the periods indicated.

Interim Period	High	Low
Interim Period ended March 31, 2012	$0.19	$0.09

Fiscal 2011
Quarter ended March 31, 2011	$0.18	$0.18
Quarter ended June 30, 2011	$0.15	$0.15
Quarter ended September 30, 2011	$0.20	$0.07
Quarter ended December 31, 2011	$0.198	$0.08

Fiscal 2010
Quarter ended March 31, 2010	$0.70	$0.50
Quarter ended June 30, 2010	$0.35	$0.25
Quarter ended September 30, 2010	$0.15	$0.135
Quarter ended December 31, 2010	$0.065	$0.045

General

We are authorized to issue 150,000,000 shares of our common stock, par value $.001 per share and 5,000,000 shares of our preferred stock, par value $.001 per share.

Common Stock

As of March 31, 2012, there were 61,215,081 shares of our common stock issued and outstanding, which were held of record by approximately 602 share holders.

Holders of our common stock are entitled to one vote per share on matters on which our stockholders vote. There are no cumulative voting rights. Subject to any preferential dividend rights of any outstanding shares of preferred stock, holders of our common stock are entitled to receive dividends, if declared by our Board of Directors, out of funds that we may legally use to pay dividends. If we liquidate or dissolve, holders of our common stock are entitled to share ratably in our assets once our debts and any liquidation preference owed to any then-outstanding preferred stockholders are paid. Our certificate of incorporation does not provide our common stock with any redemption, conversion or preemptive rights. All shares of our common stock that are outstanding as of the date of this annual report will be fully-paid and nonassessable.

Preferred Stock

Our Board of Directors has the authority, without further stockholder authorization, to issue from time to time shares of our preferred stock in one or more series and to fix the terms, limitations, relative rights and preferences and variations of each series set forth as follows. Although we have no present plans to issue any shares of our preferred stock, the issuance of shares of our preferred stock, or the issuance of rights to purchase such shares, could decrease the amount of earnings and assets available for distribution to the holders of our common stock, could adversely affect the rights and powers, including voting rights, of our common stock, and could have the effect of delaying, deterring or preventing a change in control of us or an unsolicited acquisition proposal. As of the date thereof, we have no preferred stock issued and outstanding and no current plans to issue any our preferred stock.

(25)

(1)	Designation and Rank. The series of Preferred Stock shall be designated the “Convertible Preferred Stock” (“Convertible Preferred”) and shall consist of 5,000,000 shares, par value $.001 per share. The Convertible Preferred is authorized by the Board of Directors of this Corporation and shall be senior to the common stock.

(2)	Conversion into Common Stock.

(a)	Right to Convert. Each share of Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time after one year from the date of issuance (the “Conversion Date”) into ten (10) shares of fully paid and non-assessable shares of Common Stock (the “Conversion Ration”).

(b)	Mechanics of Conversion. Before any holder shall be entitled to convert, he shall surrender the certificate or certificates representing Convertible Preferred Stock to be converted, duly endorsed or the Corporation or of any transfer agent, and shall give written notice to the Corporation at such office that he elects to convert the same. The Corporation shall, as soon as practicable thereafter, issue a certificate or certificates for the number of shares of Common Stock to which the holder shall be entitled. The Corporation shall, as soon as practicable after delivery of such certificates, or such agreement and indemnification in the case of a lost, stolen or destroyed certificate, issue and deliver to such holder of Convertible Preferred Stock a certificate or certificates for the number of shares of Common Stock to which such holder is entitled as aforesaid and a check payable to the holder in the amount of any cash amounts payable as the result of a conversion into fractional shares of Common Stock. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Convertible Preferred Stock to be converted.

(c)	Adjustment to Conversion Ratio.

(i)	Merger or Reorganization. In case of any consolidation or merger of the Corporation as a result of which holder of Common Stock become entitled to receive other stock or securities or property, or in case of any conveyance of all or substantially all of the assets of the Corporation to another corporation, the Corporation shall mail to each holder of Convertible Preferred Stock at least thirty (30) days prior to the consummation of such event a notice thereof, and each such holder shall have the option to either (i) convert such holder’s shares of Convertible Preferred Stock into shares of Common Stock pursuant to this Section 3 and thereafter receive the number of shares of stock or other securities or property to which a holder of the number of shares of Common Stock of the Corporation deliverable upon conversion of such Convertible Preferred Stock would have been entitled upon such consolidation, merger or conveyance, or (ii) exercise such holder’s rights pursuant to Section 1 (a). Unless otherwise set forth by the Board of Directors, the Conversion Ratio shall not be affected by a stock dividend or subdivision (stock split) on the Common Stock of the Corporation, or a stock combination (reverse stock split) or stock consolidation by reclassification of the Common Stock. However, once the Convertible Preferred Stock has been converted to Common Stock, it shall be subject to all corporate actions that affect or modify the common stock.

(d)	No Impairment. The Corporation will not, by amendment of its Articles of Incorporation, this Certificate of Designation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Section 4 and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of the Convertible Preferred Stock against impairment.

(e)	Certificate as to Adjustments. Upon the occurrence of each adjustment or readjustment of the Conversion Ratio of the Convertible Preferred Stock pursuant to this Section 3, the Corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and furnish to each holder of Convertible Preferred Stock a certificate setting forth such adjustment or readjustment and the calculation on which such adjustment or readjustment is based. The Corporation shall, upon the written request at any time of any holder of Convertible Preferred Stock, furnish or cause to be furnished to such holder a like certificate setting forth (i) such adjustment and readjustment, (ii) the Conversion Ratio for the Convertible Preferred Stock at the time in effect and (iii) the number of share of Common Stock and the amount, if any, of other property which at the time would be received upon the conversion of the Convertible Preferred Stock.

(f)	Notice of Record Date. In the event of any taking by the Corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend which is the same as cash dividends paid in previous quarter) or other distribution, the Corporation shall mail to each holder of Convertible Preferred Stock at least ten (10) days prior to the date specified herein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend or distribution.

(g)	Common Stock Reserve. The Corporation shall reserve and keep available out of its authorized but unissued Common Stock such number of shares of Common Stock as shall from time to time be sufficient to effect conversion of the Convertible Preferred Stock.

(3)	Voting Rights. Except as otherwise required by law, the holders of Convertible Preferred Stock and the holders of Common Stock shall be entitled to notice of any stockholders’ meeting and to vote as a single class upon any matter submitted to the stockholders for a vote as follows: (i) the holders of each series of Preferred Stock shall have one vote for each full share of Common Stock into which a share of such series would be convertible on the record date for the vote, or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is solicited; and (ii) the holders of Common Stock shall have one vote per share of Common Stock held as of such date.

(4)	Reissuance. No share or shares of Convertible Preferred Stock acquired by the Corporation by reason of conversion, all such shares thereafter shall be returned to be the status of unissued shares of Convertible Preferred Stock of the Corporation.

(26)

Dividends

We have never paid a cash dividend on our common stock. The payment of dividends may be made at the discretion of our Board of Directors, and will depend upon, among other things, our operations, capital requirements, and overall financial condition. There are no contractual restrictions on our ability to declare and pay dividends.

Number of Holders

As of March 31, 2012, we had 602 common shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 28, 2011, the Board of Directors of the Company approved the issuance of 4,075,000 shares of the Company’s Common Stock in exchange for cash payment of $75,000 made by an investor. The transaction was independently negotiated between the Company and the investor. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance. The proceeds from this issuance mitigated the Company’s cash pressure in short term.

On March 31, 2011, the Board of Directors of the Company approved the issuance of 1,000,000 shares of the Company’s Common Stock to settle accounts payable of $68,245 to a non-related party. The transaction was independently negotiated between the Company and the creditor. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance. The settlement of the accounts payable through the issuance of common stock preserved the limited cash available currently in the Company.

On May 13, 2011, the Company issued 1,000,000 shares of common stock of the Company as sweetener to Greentree pursuant to a Convertible Promissory Note (the Note), dated January 1, 2011. The Note in a principal amount of $100,000 bears an interest rate of 6% per annum and is due on January 1, 2013. Pursuant to the Note, Greentree has an option to convert all or any portion of the accrued interest and unpaid principal balance of the Note into the common stock of the Company or its successors, at Ten Cents ($.10) per share, no sooner than September 30, 2012. The Company relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. The Company made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor familiar with us and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In May of 2011, the Company entered into a consulting service agreement with a Consultant for business advisory services in exchange for 1,000,000 shares of Common Stock of the Company. The agreement had a term of 6 months effective from May 15, 2011 ending November 15, 2011. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.075 per share. The share value was arrived at based on the facts that the Company had limited trading volume for its stock, and had negative shareholder equity at the time of issuance. Accordingly, the Company calculated the stock based compensation of $75,000 at its fair value and booked pro rata within the relative service periods. The Company relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. The Company made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor familiar with us and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

During the second quarter of 2011, the Board of Directors of the Company sold a total of 727,578 shares of the Company’s Common Stock in exchange for cash payments of $65,482 made by investors. We will use the proceeds from this offering for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were 18 offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offerees were sophisticated investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

(27)

In July of 2011, the Board of Directors of the Company sold a total of 1,300,000 shares of the Company’s Common Stock in exchange for cash payments of $65,000 made by investors. We will use the proceeds from this offering for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were 4 offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offerees were sophisticated investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

In August of 2011, 2 investors submitted subscription agreements to the Company regarding the purchase of 650,000 shares of the Company’s Common Stock at a price of $.05 per share, or cash payment of total $32,500. The transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time entering the subscription agreements. The proceeds from the subscription agreements, which were collected in full during the fourth quarter of 2011, mitigated the Company’s cash pressure in short term. The 650,000 shares have not been granted or issued as of the date of this report.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Guardian Registrar & Transfer, Inc. located at 7951 SW 6th Street, Suite 216, Plantation, Florida 33324.

ITEM 6. SELECTED FINANCIAL DATA

If the registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

Critical Accounting Policies

We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the amounts reported in our combined and consolidated financial statements and related notes.  We periodically evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.  Some of our accounting policies require higher degrees of judgment than others in their application.  We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.

(28)

Revenue recognition

In accordance with guidance by paragraph 605-10-S99-1 of the FASB ASC for revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company provides a warranty, but only in as much as the products conform to their descriptions and that they are reasonably fit for the purpose stated on the label, when used properly under normal conditions.

(a) Sale of products

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the years ended December 31, 2011 and 2010, respectively.

(b) License income

License income is generated from the sale of license agreements, and optional license agreements, to approved distribution partners that desire to represent the Company in developing sales and marketing agreements with potential wholesale customers. The license fee paid by the approved distribution partners is nonrefundable, one-time charge and independent from the sale of products or services. The Company amortizes licensing revenue on a straight-line basis over the relative license periods.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2011 and 2010, the Company had allowances for uncollectible accounts of $2,577 and $2,332, respectively.

Inventory

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.   As of December 31, 2011 and 2010, the Company did not record an allowance for obsolete inventories. The Company has periodically written off obsolete inventory. Inventory write-offs totaled $2,557 during the year ended December 31, 2011.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in ASC 718-10 for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which a consultant is required to provide service in exchange for the award within the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which consultants do not render the requisite service. During the year ended December 31, 2011 and 2010, the Company recorded $75,000 and $50,000, respectively, in compensation expense based on the fair value of services rendered in exchange for common shares issued to the consultants. These approximated the fair value of the shares at the dates of issuances.

Important Factors Affecting our Results of Operations

We believe significant factors exist that could affect our operating results, including the (i) cost of raw materials, (ii) the ability to identify and hire qualified sales people and management personnel to drive our sales expansion, (iii) prices of our products to our retailers and wholesalers and their markup to the end users, (iv) consumer acceptance of new products, and (v) general economic conditions in the US markets.

Recent economic factors, namely the recession and the effects thereof, have adversely affected our operating results. In addition, we have missed certain opportunities to convert prospective retail partners into customers. Although missed opportunities can be easily tied to the same economic factors, management believes that with partial or full funding from our current public offering, we can improve the quality and the quantity our sales efforts, and this will enable us to bring on new customers and retain current customers.

Management believes that increasing the number of places that sell our exclusive products, even if per store sales are significantly lower than that of the company’s retail store, is the most prudent strategy for expanding the business at this time. By spreading the sales revenue goal among more stores, the dependence on the performance of any one store is reduced, thereby increasing the likelihood that the company will enjoy positive growth in the future, so long as the company generates enough revenue to meet its obligations and expenses as well as to be able to afford an adequate number of experienced sales and support staff.

(29)

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

(All amounts in thousands of U.S. dollars, except for the percentages)

Consolidated Statements of Operations Data	For the year ended December 31, 2011			For the year ended December 31, 2010
	(restated)
	USD	% of Revenue		USD	% of Revenue
Revenues	$837,159	—	%	$1,009,078	-%
Cost of Sales	$(362,344)	43	%	$(465,970)	46%
Gross profit	$474,815	57	%	$543,108	54%
Operating expenses	$867,256	104	%	$862,211	85%
(Loss) from operations	$(392,441)	47	%	$(319,103)	32%
Other (expense)	$(77,549)	9	%	$(34,871)	3%
Net loss before income taxes	$(469,990)	56	%	$(353,974)	35%
Net (loss)	$(469,990)	56	%	$(353,974)	35%

Revenues

Our revenues consist of the sale of our fertility products less, returns and allowances, and the sale of license agreements. We currently sell our products directly to ultimate end users via our retail store located in downtown Matthews; we also sell them to non-related retailers and wholesalers who then sell such products to the ultimate end users. To date, returns and allowances have been virtually non-existent and as such have had no material effect on our revenues. The revenues from the sale of license agreements, and optional license agreements are in connection with our approval to the distribution partners that desire to represent us in developing sales and marketing agreements with potential wholesale customers. We amortize licensing revenue on a straight-line basis over two years when license period begins.

Revenues for the years ended December 31, 2011 and 2010 was $837,159 and $1,009,078, respectively, including licensing revenue of $42,788 and $32,083, respectively. The decrease in 2011 by $171,919, or approximately 17.0%, was due to the impact from changes in our business model / marketing strategy, and simultaneous effects from a weakening economy. Management believes that the effects from the ongoing recession or weakened economy will continue to hamper growth unless the Company increases the number of retail partners purchasing products on a consistent basis. Further, management believes that the receipt of partial or full funding from current public offering will enable the Company to expand the Company’s sales efforts on increasing the number of retail partners. In that case, new revenues over the next 18-24 months will be expected to grow at a pace greater than our operating expenses and bring about profitability. However, there is no assurance that revenues will grow and there is reason to believe that sales will continue to decline under the current economic climate.

There are several trends that currently affect our revenues.

i) Economic Trends: Management conservatively expects that effects from the recession will continue to linger through 2012 and into 2013. Lingering effects from the recession could continue to adversely affect revenues and gross profits, and if this occurs it could adversely affect the company’s ability to continue operations.

ii) Consumer Trends: Management expects that, generally, consumers will show increased interest in products that support sustainability, conserve energy, conserve water and use less natural resources. Although this statement is unsubstantiated, it is widely accepted that, globally, consumers are tending towards a greater concern for the environment and using products that have a lower impact on the environment and the use of natural resources. Without partial or full funding to provide for initial sales force expansion and the development of new packing and branding strategy the company will be likely not be in a sufficient position to take full advantage of this increased interest.

(30)

In order to reduce the impact from financial crisis, our management decided to shift our business model in 2009 to include new distribution through established retail outlets such as hardware stores, independent garden centers and nurseries, referred as our “Retail Partners”. We believe these Retail Partners enable us to expand awareness and distribution of our exclusive products, while maximizing sales through the added exposure to the Retail Partner’s existing customer base. However, the increase in numbers of Retail Partners in the Charlotte area has an adverse effect on retail sales at the Matthews retail store, because of the close proximity, and causes the decrease in our total revenue during the short term. We believe the gross revenues from Retail Partners, as the number of retail partners increase over time, will far exceed Matthews’ retail store sales potential, resulting in greater long-term revenue stability and profitability.

	Matthews Retail	Wholesale Partners
Revenue Jan 1,-Dec. 31, 2009 (less Sales Tax):	$853,260	$200,718
Revenue Jan 1,-Dec. 31, 2010 (less Sales Tax):	$721,264	$284,130
Revenue Jan 1,-Dec. 31, 2011 (less Sales Tax):	$508,786	$322,480

The above chart shows a decline in retail sales at the Matthews Retail Store, with an offsetting increase in Wholesale sales. Although the offset shown here is not balanced, it does illustrate the trend we expect to continue, with one caveat – we anticipate that annual retail sales will level off by the end of 2013, as we do not anticipate adding more retail partners in the Charlotte NC metro area after that time. Thus, assuming a strengthening economy, retail sales will likely rebound slightly at the Matthews Retail store, while wholesale revenues should continue to climb. Although management believes this is the trend, there is no assurance that this trend will continue, and there is no assurance that revenues, in general, will not continue to decline in the current economic climate.

In 2009 we started with 3 Retail Partners. In 2010 we added 21 Retail Partners. In 2011, we added 6 Retail Partners and stopped selling products to 4 Retail Partners. The failure to achieve greater wholesale growth in 2011 was due to the company’s primary sales person missing a great deal of work time because of serious illness and personal family issues that kept him from achieving our sales objectives.

Management believes that the extenuating circumstances mentioned above, in large part, prevented the Company from generating incremental revenue growth in 2011. Further, if we receive partial or full funding from current public offering, management plans to hire additional sales and support staff that are expected to bring on new retail partners, generating an additional $500,000.00 to $1,100,000.00 in additional wholesale revenue, (based on the average retail partner purchasing $11,673.00 or more annually).

This new staff will increase the number of retail partners selling our products at a substantially higher rate and faster pace than previously achieved. Past sales efforts were hindered by the lack of funding to support adequate sales and support staff. The new staff hired with funds from our current public offering will, after having been trained by company management, possess adequate sales and communication skills to identify prospective retail partners and communicate to them the benefits of offering the company’s products to their end-use customers. The new support staff planned will provide the sales staff the opportunity to focus their efforts and spend more time developing new prospective retail partners, and less time managing the day-to-day tasks of managing any given account. This simple division of labor will provide greater resources to be available to increase the number of retail partners offering the company’s products. Although management plans to hire additional sales and support staff with funds received from our current public offering, there is no assurance that they will be successful in achieving the retail partner goals established for them.

This sales growth is expected to be incremental over the next several years, as we continue to add more sales people as we expand into new markets. Although management plans to achieve these general sales goals, there is no assurance that we will be able to hire additional sales people, and if we are able to hire them, there is no assurance that those sales people will be able to generate gross revenues as described hereto.

(31)

Cost of Goods Sold

Our cost of goods sold consists primarily of costs of raw materials and direct labor, and other costs directly attributable to the production of our products. Write-down of inventories to lower of cost or market is also recorded in cost of goods sold. Cost of goods sold for the year ended December 31, 2011 was $362,344, decreased by $103,626, or approximately 22.2% from $465,970 for the year ended December 31, 2010. Such decrease was due to a decrease in retail sales at our Matthews store during 2011, and the sales from our Retail Partners did not pick up due to the economy. We experienced a slightly higher cost on certain commodity components, and reduced costs on certain other commodity components in 2011. Commodity components that increased in cost include a pasteurized poultry litter base that provides a source of organic nutrients, (Nitrogen, Phosphorous and Potassium), as well as beneficial bacteria and micorrhizal fungi, which add bio-diversity to the soil. Commodity components that decreased in cost include one source or organic acids (Humic Acid and Fulvic Acid derived from plant extracts). Although we achieved a greater impact in overall retail sales for the region, fewer of those retail sales occurred at our Matthews retail store. As referenced above, we believe the long-term gross revenues from our increasing number of wholesale customers will far exceed the sales potential at our Matthews’ retail store, simply because adding additional wholesale partners is much faster and significantly less costly than expanding our existing retail store, or opening additional brick and mortar retail stores.

There are several trends that currently affect our cost of goods sold:

i) Commodity price volatility: The current weakened economy has increased the volatility of commodity prices for raw materials. The company has not seen a significant increase in raw materials, nor do we expect one, however the current economic instability could cause price fluctuations. If these price fluctuations resulted in higher raw goods prices this could have an adverse effect on our operations, as it would increase our cost of goods sold. It is the nature of commodities to fluctuate in price based on supply and demand forces. Over the past several years one of the largest consumers of raw goods has been China, since its middle class has been expanding, creating increased demand for goods. If this trend continues it could have an adverse effect on our ability to receive favorable pricing on certain of our commodity based products. However, management does not believe that this will affect our long-term pricing outlook. Most, if not all, of our raw materials now come from the United States, or at least North America and we do not anticipate great price volatility with respect to those components. However, if such price volatility occurs, and it could, this would have an adverse effect on our cost of goods sold and negatively affect our operations.

ii) Cost of Direct Labor Trends: The current weakened economy has increased the company’s ability to hire and retail direct labor at a reasonable cost. We anticipate this to be consistent through 2012 and into 2013. However, if the economy were to sharply improve our direct labor costs could increase. If this were to occur, it would result in higher direct labor costs and this would have an adverse effect on our operations, as it would reduce our gross profit margins.

We have made efforts to reduce cost of goods sold wherever possible. Some of the results from these efforts have come from negotiating lower pricing with certain manufacturers of raw goods, or choosing to work with new suppliers that can provide similar quality goods at a lower cost. We will continue to monitor our vendor pricing relative to other similar vendors to ensure we have competitive pricing associated with our raw materials. Further, we have explored options with our vendors for purchasing in larger quantities, which would reduce our per unit price. We will continue to work with our vendors to make sure we are taking advantage of every opportunity afforded to us to reduce our materials cost. However, there is no assurance that any prices we have negotiated will continue to be available to us in the future, and if our costs were to rise significantly, it would have an adverse effect on operations.

(32)

Gross profit

Our gross profit is obtained based upon our total revenues minus our cost of goods sold for a particular period. Gross profit for the year ended December 31, 2011 was $474,815, decreased by $68,293, or approximately 12.6% from $543,108 for the year ended December 31, 2010. The decrease in gross profit during the year ended December 31, 2011 was primarily attributable to the increase in less profitable wholesale sales to our retail partners compared to 2010 and a decrease in the more profitable retail sales from our Matthews retail store. Gross profits also continue to be adversely affected by ongoing effects from the recession. We expect the recession to continue to impact sales and gross profits negatively over the nest 2-3 years. Even if the economy recovers more quickly than expected, there is no assurance that sales and gross profits will increase.

Operating expenses

Our operating expenses were $867,256 for the year ended December 31, 2011, approximately equal to as operating expenses in 2010, which was $862,211. Our fixed expenses remained fairly constant from year to year. We realized some savings as the result of lower sales activity in 2011, such as the decrease in salaries by $78,856. We are working to reduce some of the fixed expenses to maintain positive cash flow during 2011. However, the reduction in fixed expenses was offset by the additional expenses incurred as a result of becoming a publicly traded company in the United States. Such increase included legal service fees, audit fees and other cash or non-cash payments for professional services. In addition, we expect an increase in overall expenses during 2012 due to the plan to hire 2-3 new sales employees. However, there is no assurance that we will be able to hire new sales and support staff, and this could negatively affect our ability to generate new sales for the period and this could impact the Company’s operations and ability to continue operations.

Management has determined that executing a new packaging strategy will reduce our expenses associated with this part of our operating expenses. We have retained Kaleidoscope-Chicago, a branding and packaging design company to help us with the development of this packaging strategy. This will include pre-printed bags and pre-printed product labels. Not only will this reduce our expenses, it will help us to compete better, head-to–head on retailer shelves. Currently all products labels are printed in-house at greater cost per unit, but with lower upfront costs. We anticipate converting to the new packaging in early 2012. However if we are not able to convert to the new packaging strategy, our expenses will remain higher and this could negatively affect operations, and could cause our end pricing to the retailer to be so high as to not be competitive. This would also affect our revenues and our sell through at the retail level and this could jeopardize the Company’s ability to generate sufficient revenue to continue operations.

Interest expense

Interest expense for the year ended December 31, 2011 was $77,549, increased by $42,653, or approximately 122.2%, compared to interest expense of $34,896 for the year ended December 31, 2010. An increase in interest expenses in 2011 was due primarily to interest charges on a convertible promissory note in amount of $100,000 (the “Note”), dated January 1, 2011. The Note bears interest at a rate of 6% per annum and is discounted in full amount due to the issuance of 1,000,000 shares of Common Stock as sweetener to the Note, and a beneficial conversion feature. The fair value of the 1,000,000 shares was $68,245 determined by an arm’s length payable settlement with a non-affiliate since there was nominal trading volume of our common stock in the market, and recorded as discount to note payable, which will be amortized over 2 years starting from January 1, 2011. The remaining discount of $31,755 represented the intrinsic value of the beneficial conversion option. Pursuant to the Note, all or any portion of the accrued interest and unpaid principal balance of the Note is convertible at the option of the holder into the Common Stock of the Company or its successors, at Ten Cents ($.10) per share, no sooner than September 30, 2012. We recorded interest expense from the Note of $56,000 during the year of 2011.

In addition, we have a loan payable to Mark Blumberg (“Mr. Blumberg”), a former member of the Company, at an interest rate of 5.75% per annum and due on October 1, 2015. The loan was due to the redemption of Mr. Blumberg’s membership of the Company pursuant to a settlement agreement entered on January 1, 2011. We recorded interest expenses of $5,886 during the year ended December 31, 2011.

Net loss

Net loss for the year ended December 31, 2011 was $469,990, increased by $116,016 compared to net loss of $353,974 for the year ended December 31, 2010. The increase in net loss was primarily attributable to the decrease in gross profit and the increase in interest expenses during the year of 2011.

(33)

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

(All amounts in U.S. dollars)

	For the Year
	Ended December 31,
	2010*	2010*
	(Consolidated, audited)	(Consolidated, audited)
	(restated)
Net cash (used in)/provided by operating activities	$(267,218)	$(1,710)
Net cash (used in)/provided by investing activities	$(303)	$(411)
Net cash provided by/(used in) financing activities	$303,547	$(20,511)

Net increase (decrease) in cash and equivalents	$36,026	$(22,632)
Cash and cash equivalents, beginning of period	$6,625	$29,257
Cash and cash equivalents, end of period	$42,651	$6,625

 * The above financial data have been derived from our audited consolidated financial statements for the fiscal year ended December 31, 2011 and 2010.

Operating Activities

Net cash used in operating activities was $267,218 and $1,710 for the years ended December 31, 2011 and 2010, respectively. Negative cash flows from operation during the year ended December 31, 2011 was due primarily to the net loss of $469,990, the increase in accounts receivable in an amount of $43,470 and the decrease in account payable by $97,244, partially offset by the decrease in inventory by $87,380, the increase in accrued expense and deferred revenue in amount of $15,531 and $37,212, respectively, and the non-cash expenses in total of $157,829, which included bad debt expenses of $2,720, depreciation of $30,109, amortization of discount to note payable in amount of $50,000, and common stock issued for services rendered in an amount of $75,000. We issued 1,000,000 shares of common stock to a consultant for business advisory services in a term of six months effective from May 15, 2011 ending November 15, 2011. The shares were valued at $.075 per share based on the facts that we had nominal trading volume for our stock, and had negative shareholder equity at the time entering the agreement. Comparatively, negative cash flows in 2010 were due primarily to the net loss of $353,974, partially offset by the non-cash expenses in total of $82,725, the decrease in accounts receivable and inventory in the amount of $21,860 and $96,502, respectively, and the increase in accounts payable and accrued expenses in the amount of $104,226 and $15,254, respectively.

Accounts Receivables increased during the year ended December 31, 2011 as the result of sales on account to new wholesale customers and one wholesale distributor that did not purchase products during the comparable period in 2010. This number was also elevated because a wholesale distributor was overdue on his payment to the company. Had the distributor paid the invoice when due, the accounts receivable number for the year ended December 31, 2011 would have been reduced by about $12,000.  Subsequently, the $12,000 has been collected in full as of the year ended December 31, 2011.

The overdue invoice referenced above was related to a licensing fee payment and various products purchased by the distributor. The invoice has since been paid and is no longer outstanding. The reason the invoice was unpaid was related to a dispute between the two partners owning the distributorship. The dispute resulted in one partner selling his ownership to the other partner, thus causing an unexpected shortfall in the distributors cash flow.

Prior to offering credit to customers who wish to purchase company products on account, the customer will furnish a credit application with references to the company. The company will contact the references and, based on the information collected, determine whether a credit line should be established for a given customer. If a credit line is established, the customer will be given payment terms, (standard payment terms are Net due in 30 days from the date of invoice), and expected to keep their accounts in good standing. Although a credit review is performed on every new customer applying to purchase products on account, there is no assurance that the customers will pay their outstanding balances in a timely manner, if ever.

Incidentally, the company has standard payment terms for payments on accounts receivable. Our standard payment terms for purchases on account are Net due in 30 days. Occasionally, as part of an early order promotion or other special event, we will offer 45, 60 or 90 day terms, depending on the circumstances of the promotion.

(34)

Investing Activities

Cash used in investing activities mainly consists of capital expenditures, expenditures for property, plant, and equipment.

Net cash used in investing activities was $303 and $411 for the years ended December 31, 2011 and 2010, respectively, due primarily to purchase of property and equipment in both years.

Financing Activities

Net cash provided by financing activities was $303,547 for the year ended December 31, 2011, compared to net cash of $20,511 used in financial activities during the year of 2010. Positive cash flows from financing activities in 2011 were due primarily to the proceeds from notes payable in an amount of $182,500, of which $42,500 from related parties, and the proceeds from stock issuance in amount of 205,482, offset by the payments of total $84,435 to notes payable, of which $22,500 was in connection with related parties’ loan. Negative cash flows from financing activities in 2010 was due to the payments of total $40,511 to notes payable, offset by the proceeds of $20,000 from related parties loan.

Loan Facilities

We believe that we currently maintain good business relationships with our local banks and note holders. As of December 31, 2011 and 2010, our outstanding loans payable to non-affiliates on the accompanying consolidated balance sheets were as follows:

	2011	2010
Bank of Granite, 8.5% interest rate, due on March 26, 2012 (1)	$2,377	$27,463
Bank of NC, 6.5% interest rate, due on June 30, 2013 (2)	66,337	98,252
Greentree Financial Group, 6% interest rate, due on January 1, 2013, net of discount (3)	50,000	-
NEKCO LLC, 20% interest rate, due on April 21, 2012 (4)	40,000	-
Mark Blumberg, 5.75% interest rate, due on October 1, 2015 (5)	96,823	-
Total notes payable	$255,537	$125,715
Less: Current portion of notes payable	(103,310)	(27,463)
Total long-term notes payable	$152,227	$98,252

(1) The Company has a line of credit with Bank of Granite at an interest rate of prime plus 3 % per annum. The balance on this credit line was $2,377 as of December 31, 2011. Accordingly, the Company recorded interest expenses of $1,682 and $2,510 during the years ended December 31, 2011 and 2010, respectively.

(2) The Company has loan payable to Bank of North Carolina at an interest rate of 6.5% per annum and due on June 30, 2013. The balance of this bank loan was $66,337 as of December 31, 2011, of which $48,237 was classified as short-term loan payable. The Company recorded interest expenses of $4,968 and $13,551 during the years ended December 31, 2011 and 2010, respectively.

(3) On January 1, 2011, the Company entered into a convertible promissory note (the Note) in a principal amount of $100,000 payable to Greentree Financial Group (“Greentree”), which bears an interest rate of 6% per annum and is due on January 1, 2013. Pursuant to the Note, Greentree has an option to convert all or any portion of the accrued interest and unpaid principal balance of the Note into the Common Stock of the Company or its successors, at Ten Cents ($.10) per share, no sooner than September 30, 2012. The conversion price associated with the Note was determined based on the facts that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance.

(35)

The Note is discounted in full amount due to the issuance of 1,000,000 shares of Common Stock as sweetener to the Note, and a beneficial conversion feature. The fair value of the 1,000,000 shares was $68,245 determined by an arm’s length payable settlement with a non-affiliate since there was nominal trading volume of our common stock in the market, and recorded as discount to note payable, which will be amortized over 2 years starting from January 1, 2011. The remaining discount of $31,755 represented the intrinsic value of the beneficial conversion option, which will be amortized over 2 years starting from January 1, 2011. The Company recorded interest expense related to this note of $56,000 for the year ended December 31, 2011.

The carry value of the Note was $50,000 as of December 31, 2011. The 1,000,000 shares of Common Stock were issued on May 13, 2011.

(4) The Company has loan payable to NEKCO, LLC in amount of $40,000 (“Principal Amount”) due on April 21, 2012 (“Maturity Date”). Interest will accrue on the unpaid balance of the Principal Amount from December 21, 2011 until the maturity date of April 21, 2012, at the fixed rate of 20.0% calculated on the basis of a flat interest payment if the loan is repaid on or before Maturity Date. Accordingly, the Company recorded interest expense of $241 related to this note during the year ended December 31, 2011.

(5) The Company has a loan payable to Mark Blumberg (“Mr. Blumberg”), a former member of the Company, at an interest rate of 5.75% per annum and due on October 1, 2015. The loan was due to the redemption of Mr. Blumberg’s membership of the Company pursuant to a settlement agreement entered on January 1, 2011. The balance of this loan was $96,823 as of December 31, 2011, of which $12,697 was classified as short-term loan payable. The Company recorded interest expenses of $5,886 during the year ended December 31, 2011.

We do not foresee a squeeze on the availability of credit to fund our operations and meet our growth objectives.

In addition, we had outstanding balances on our notes payable to related parties of the following amounts as of December 31, 2011 and 2010:

	2011	2010
Shareholder loans, Prime plus 2.5% interest rate, due July 2012	$55,800	$55,800
Loans from officer, 5.5% interest rate, due on demand	60,884	68,384
Loan from officer, 0% interest rate, due on demand	0	15,000
Loans from company owned by shareholders, 5.5% interest rate, due May 2016	42,500	-
Total notes payable – related parties	$159,884	$139,184
Less: Current portion of notes payable – related parties	(116,684)	(83,384)
Total long-term note payable – related parties	$42,500	$55,800

In July 2009, the Company’s shareholders made several loans in total amount of $275,000 to the Company to fund its operations. The shareholder loans were evidenced by promissory notes due in July 2012, with interest at the floating interest rate of Prime plus 2.5%. The interest rate will be adjusted each calendar quarter of January 1, April 1, July 1 and October 1. The principal balance of the shareholder loans was $55,800 as of December 31, 2011 and 2010. Accordingly, the Company recorded interest expenses of $3,209 and $15,341 during the years ended December 31, 2011 and 2010, respectively.

In addition, the Company had outstanding balances of $60,884 due to the Company’s President as of December 31, 2011. The funds borrowed from the Company’s President were to fund the Company’s operations. The loan agreement was not evidenced by any promissory note, but rather a verbal agreement between the President and the Company. The note is due on demand. Accordingly, the Company recorded interest expenses of $3,584 and $3,239 during the years ended December 31, 2011 and 2010, respectively.

The Company has a loan payable to US Green Pros, LLC at an interest rate of 5.5% per annum and which is due in full on May 17, 2016. The balance of this loan was $42,500 as of December 31, 2011, of which $40,000 was received during the second quarter of 2011. Accordingly, the Company recorded interest expenses of $0 during the year ended December 31, 2011. Interest will begin to accrue on January 1, 2012.

(36)

Capital Expenditures

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need a minimum of $500,000 additional funds for the year of 2012 to meet our expansion objectives.

Overall, we have funded our cash needs from inception through December 31, 2011 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $42,651 on hand as of December 31, 2011. Currently, we do not have enough cash to fund our operations for the next 12 months. This is based on current negative cash flows from operation and working capital deficit. Therefore, we will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $500,000 per year starting in 2011. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from our current public offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we are unable to raise sufficient capital to develop our business plan, we may need to:

·	Curtail new product launches
·	Limit our future marketing efforts to areas that we believe would be the most profitable.

Demand for the products and services will be dependent on, among other things, market acceptance of our products, organic-based fertilizer market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We manufacture, trade and distribute contemporary, professional grade, organic, natural and environmentally responsible products for the continual care of the urban landscape through our wholly-owned subsidiary and our Retail Partners. We plan to strengthen our position in these markets. We also plan to expand our operations through aggressively marketing our products and our concept.

Seasonality

Our operating results and cash flows historically have been subject to seasonal variations. Because a high percentage of our sales are from lawn care fertilizers, revenues increase proportionately during the fall, late winter and spring months. Conversely, our sales cycle dips during the summer months and early winter months. As we expand our sales into other parts of the country and online via our ecommerce website, our sales cycles will broaden and we will experience fewer peaks and valleys. However, this expansion process will take time to develop and until this occurs, we will continue to experience revenues in a cyclical fashion.

Off-Balance Sheet Arrangements

We have not entered into, nor do we expect to enter into, any off-balance sheet arrangements.  We also have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties.  In addition, we have not entered into any derivative contracts that are indexed to our equity interests and classified as shareholders’ equity.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

(37)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including changes in interest rates. The interest payable under our credit facility, under which we had $30,137 at December 31, 2011, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to our operating results, as we have not borrowed to any significant degree until 2011. In 2011, we incurred significant debt from loans by convertible notes payable to non-affiliates and notes payable to our related parties. This debt has fixed rates of interest and in management’s opinion does not represent a material market risk.

ITEM 8. FINANCIAL STATEMENTS

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2011 and 2010

Statements of Operations	For the year ended December 31,
	2011	2010
Revenues	$837,159	$1,009,078
Cost of Sales	$(362,344)	$(465,970)
Gross profit	$474,815	$543,108
Operating expenses	$867,256	$862,211
(Loss) from operations	$(392,441)	$(319,103)
Interest expense	$(77,549)	$(34,896)
Net income (loss)	$(469,990)	$(353,974)
Net loss per common share	(0.01)	(0.07)

Balance Sheet	As of December 31, 2011

Cash	$42,651
Total current assets	$130,426
Other assets	$6,700
Total Assets	$243,900
Current liabilities	$567,639
Long term liabilities	$194,727
Stockholders’ equity	$(518,467))
Total liabilities and stockholders’ equity	$243,900

(38)

ORGANIC PLANT HEALTH INC. AND SUBSIDIARY CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(39)

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Organic Plant Health, Inc.

Monroe, North Carolina

We have audited the consolidated balance sheets of Organic Plant Health, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Organic Plant Health, Inc. as of December 31, 2011 and 2010, and the results of its consolidated operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses in the two most recent fiscal years, has negative working capital, and generated a negative internal cash flow from operations in 2011 and 2010 that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 26, 2012

(40)

ORGANIC PLANT HEALTH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$42,651	$6,625
Accounts receivable, net	48,963	8,213
Inventory	38,812	126,192
Total Current Assets	130,426	141,030

Property and equipment, net	106,774	136,580

Other Assets
Security deposits	6,700	6,700
Total Other Assets	6,700	6,700

TOTAL ASSETS	$243,900	$284,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$199,094	$364,583
Notes payable - current portion	103,310	27,463
Notes payable - related parties	116,684	83,384
Accrued expenses	30,785	15,254
Accrued interest	30,137	17,103
Common stock to be issued	32,500	—
Deferred revenues	55,129	17,917
Total Current Liabilities	567,639	525,704

Long-Term Liabilities
Notes payable	152,227	98,252
Notes payable - related parties	42,500	55,800
Total Long-Term Liabilities	194,727	154,052

TOTAL LIABILITIES	762,367	679,756

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001; 150,000,000 shares authorized; 61,215,081 and 12,112,214 shares issued and outstanding as of December 31, 2011 and 2010, respectively	61,215	12,112
Preferred stock, par value $0.001; 5,000,000 shares authorized; 0 and 4,000,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively	—	4,000
Paid-in capital	671,754	369,888
Accumulated deficit	(1,251,436)	(781,446)
Total Stockholders' Deficit	(518,467)	(395,446)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$243,900	$284,310

The accompanying notes are an integral part of these consolidated financial statements

(41)

ORGANIC PLANT HEALTH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	For the years ended
	December 31, 2011	December 31, 2010
REVENUES
Sales	$837,159	$1,009,078
Cost of Goods Sold	(362,344)	(465,970)
GROSS PROFIT	474,815	543,108

OPERATING EXPENSES
Professional fees	125,619	79,278
Rent	122,694	123,248
Bank and finance charges	15,952	18,664
Depreciation	30,109	32,603
Advertising and promotion	94,894	65,814
Automobile	16,315	14,620
Contract labor	96,709	62,711
Credit card processing fees	12,869	17,101
Website maintenance	3,677	9,153
Insurance	33,065	36,480
Travel, meals and entertainment	12,177	20,624
Wages and taxes	211,392	290,248
Commissions	6,516	16,891
Supplies	11,242	15,860
Telephone and utilities	29,474	34,493
Product development	22,500	—
Bad debt	2,720	122
General and administrative	19,331	24,301
TOTAL OPERATING EXPENSES	867,256	862,211

LOSS FROM OPERATIONS	(392,441)	(319,103)

OTHER INCOME (EXPENSE)
Other income (expenses)	—	25
Interest expense	(77,549)	(34,896)
TOTAL OTHER INCOME (EXPENSE)	(77,549)	(34,871)

LOSS BEFORE PROVISION FOR INCOME TAXES	(469,990)	(353,974)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(469,990)	$(353,974)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	51,058,936	5,442,214

The accompanying notes are an integral part of these consolidated financial statements

(42)

ORGANIC PLANT HEALTH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
AS OF DECEMBER 31, 2011

							Retained
	Common stock		Preferred stock		Paid-in	Members'	Earnings
	Shares	Amount	Shares	Amount	Capital	Equity	(Deficit)	Total

Balance, December 31, 2009	—	$—	—	$—	$—	$125,000	$(427,472)	$(302,472)

Recapitalization of company in reverse merger	2,992,214	2,992	4,000,000	4,000	118,008	(125,000)	—	—

Shares issued for services	4,900,000	4,900	—	—	45,100	—	—	50,000

Shares issued to convert debt	4,220,000	4,220	—	—	206,780	—	—	211,000

Net loss for the year ended December 31, 2010		—	—	—	—	—	(353,974)	(353,974)

Balance, December 31, 2010	12,112,214	12,112	4,000,000	4,000	369,888	—	(781,446)	(395,446)

Correction of rounding for reverse split	299	—	—	—	—	—	—	—

Repurchase of membership interest	—	—	—	—	(101,758)	—	—	(101,758)

Shares issued in connection with convertible debt	1,000,000	1,000	—	—	67,245	—	—	68,245

Intrinsic value of conversion option	—	—	—	—	31,755			31,755

Shares issued for cash in private placement	4,075,000	4,075	—	—	70,925	—	—	75,000

Conversion of preferred shares	40,000,000	40,000	(4,000,000)	(4,000)	(36,000)	—	—	—

Shares issued to settle accounts payable	1,000,000	1,000	—	—	67,245	—	—	68,245

Shares issued for services rendered	1,000,000	1,000	—	—	74,000	—	—	75,000

Shares issued for cash at $0.09 per share	727,578	728	—	—	64,754	—	—	65,482

Shares issued for cash at $0.05 per share	1,300,000	1,300			63,700			65,000

Net loss for the year ended December 31, 2011		—	—	—	—	—	(469,990)	(469,990)

Balance, December 31, 2011	61,215,091	$61,215	—	$—	$671,754	$—	$(1,251,436)	$(518,467)

The accompanying notes are an integral part of these consolidated financial statements

(43)

ORGANIC PLANT HEALTH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	For the years ended
	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(469,990)	$(353,974)
Adjustments to reconcile net loss to net cash used by operating activities:
Bad debt expense	2,720	122
Depreciation	30,109	32,603
Amortization of discount to note payable	50,000	—
Common stock issued for services rendered	75,000	50,000
Changes in assets and liabilities:
Accounts receivable	(43,470)	21,860
Inventory	87,380	96,502
Accounts payable	(97,244)	104,226
Accrued expenses	15,531	15,254
Accrued interest	13,034	13,780
Common stock to be issued	32,500	—
Deferred revenues	37,212	17,917
Net cash (used in) provided by operating activities	(267,218)	(1,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(303)	(411)
Net cash (used in) investing activities	(303)	(411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	42,500	20,000
Payments to notes payable - related parties	(22,500)	(5,000)
Proceeds from notes payable	140,000	—
Payments to notes payable	(61,935)	(35,511)
Proceeds from stock issuance	205,482	—
Net cash provided by (used in) financing activities	303,547	(20,511)

Net increase (decrease) in cash and cash equivalents	36,026	(22,632)

Cash and Cash Equivalents, Beginning of Period	6,625	29,257

Cash and Cash Equivalents, End of Period	$42,651	$6,625

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,536	$21,116
Cash paid for income taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued to settle accounts payable	$68,245	$—
Note payable created in connection with settlement with former member	$101,758	$—
Common stock issued in exchange for debt	$—	$211,000
Conversion of members' equity to common stock and paid-in capital in connection with reverse merger	$—	$125,000

The accompanying notes are an integral part of these consolidated financial statements

(44)

ORGANIC PLANT HEALTH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 ORGANIZATION AND BUSINESS BACKGROUND

Organic Plant Health, LLC, (referred to herein as “OPH”), a North Carolina Limited Liability Company, was originally founded in Charlotte, NC in 2007 by Billy Styles and Alan Talbert. The business produces and distributes organic based fertilizers and soil conditioners for use in the continual care of residential and commercial landscapes.

On December 10, 2010, OPH entered into a Plan of Exchange agreement (the “Plan of Exchange”) between and among the members of OPH (“OPH Members”) and Acumedspa Holdings, Inc., (herein referred to as the Company), a publically traded Nevada corporation, and its majority shareholder, Mr. Brian Sperber.

Pursuant to the terms of the Plan of Exchange, Acumedspa Holdings, Inc. acquired 100% of the membership interests of OPH in exchange for a transfer of 3,985,000 shares of the Company’s Convertible Preferred Stock to OPH Members, which gave OPH Members a controlling interest in Acumedspa Holdings, Inc., representing approximately 76.47% of the then issued and outstanding shares on a dilutive basis. OPH and Acumedspa Holdings, Inc. were hereby reorganized, such that the Company acquired 100% of the ownership of OPH, and OPH became a wholly-owned subsidiary of the Company.

The stock exchange transaction was accounted for as a reverse acquisition and recapitalization of the Company whereby OPH was deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of OPH, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction.  The Company is deemed to be a continuation of the business of OPH.  Accordingly, the accompanying consolidated financial statements include the following:

(1)         The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)         The financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

On December 11, 2010, the Company vended out the two subsidiaries, ACUMEDSPA LLC, a Tennessee Limited Liability Company, and CONSUMER CARE OF AMERICA LLC, a Florida Limited Liability Company, pursuant to an Agreement entered between and among OPH and Chinita LLC, a Nevada Limited Liability Company (“Buyer”). Accordingly, the Buyer acquired 100% interest in ACUMEDSPA LLC and 100% interest in CONSUMER CARE OF AMERICA LLC, as well as any and all assets and liabilities in both subsidiaries in exchange for the total payments of not less than Two Hundred dollars ($200). As a result of the transactions consummated at the closing, the purchase gave the Buyer a 'controlling interest' in both subsidiaries; therefore, ACUMEDSPA LLC and CONSUMER CARE OF AMERICA LLC were no longer wholly-owned subsidiaries of the Company.

Organic Plant Health, Inc. and OPH are hereinafter referred to as (the “Company”).

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) under the accrual basis of accounting.

(45)

ORGANIC PLANT HEALTH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivables, inventories, income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from these estimates.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary.

All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2011 and 2010, the Company had allowances for uncollectible accounts of $2,577 and $2,332, respectively.

Inventory

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.   As of December 31, 2011 and 2010, the Company did not record an allowance for obsolete inventories. The Company has periodically written off obsolete inventory. Inventory write-offs totaled $2,557 during the year ended December 31, 2011.

(46)

ORGANIC PLANT HEALTH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Fixed Assets, Net

Fixed assets are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Machinery and Equipment	5 years	5%
Furniture and fixture	7 years	5%
Software	3 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

Fair Value for Financial Assets and Financial Liabilities

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification (“ASC”) for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2011 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the years ended December 31, 2011 and 2010, respectively.

(47)

ORGANIC PLANT HEALTH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

 NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

In accordance with guidance by paragraph 605-10-S99-1 of the FASB ASC for revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company provides a warranty, but only in as much as the products conform to their descriptions and that they are reasonably fit for the purpose stated on the label, when used properly under normal conditions.

(a) Sale of products

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the years ended December 31, 2011 and 2010, respectively.

(b) License income

License income is generated from the sale of license agreements, and optional license agreements, to approved distribution partners that desire to represent the Company in developing sales and marketing agreements with potential wholesale customers. The license fee paid by the approved distribution partners is nonrefundable, one-time charge and independent from the sale of products or services. The Company amortizes licensing revenue on a straight-line basis over the relative license periods.

Cost of Goods Sold

Cost of goods sold consists primarily of costs of raw materials and direct labor, and other costs directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of goods sold.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in ASC 718-10 for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which a consultant is required to provide service in exchange for the award within the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which consultants do not render the requisite service. During the year ended December 31, 2011 and 2010, the Company recorded $75,000 and $50,000, respectively, in compensation expense based on the fair value of services rendered in exchange for common shares issued to the consultants. These approximated the fair value of the shares at the dates of issuances.

(48)

ORGANIC PLANT HEALTH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company adopts the ASC 740, “Income Taxes” regarding accounting for uncertainty in income taxes, which prescribes the recognition threshold, and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended December 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2011 and 2010, the Company did not have any significant unrecognized uncertain tax positions.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Loss per Share

The Company calculates net loss per share in accordance with FASB ASC 260, “Earnings per Share”.  Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. No diluted loss per share is required to be represented.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. A material related party transaction has been identified in Note 7 and Note 8 in the financial statements.

Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

(49)

ORGANIC PLANT HEALTH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   The Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

(50)

ORGANIC PLANT HEALTH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 3 ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of December 31, 2011 and 2010:

	2011	2010

Gross trade accounts receivable from customers	$51,540	$10,545
Allowance for doubtful customer accounts	(2,577)	(2,332)
Accounts receivable, net	$48,963	$8,213

Bad debt expenses of $2,720 and $122 were recognized during the years ended December 31, 2011 and 2010, respectively, in the accompanying consolidated income statements.

NOTE 4 INVENTORY

Inventory was comprised of the following as of December 31, 2011 and 2010:

	2011	2010

Raw materials	$16,665	$41,408
Work in process	0	14,996
Finished goods	22,147	69,788
	38,812	126,192
Provision for obsolete inventories	0	0
	$38,812	$126,192

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following as of December 31, 2011 and 2010:

	2011	2010
Cost:
Machinery and equipment	$178,309	$178,309
Furniture and fixtures	25,623	25,623
Software	13,252	12,949
Total cost	217,184	216,881
Less: Accumulated depreciation	(110,410)	(80,301)
Property and equipment, net	$106,774	$136,580

Depreciation expense was $30,109 and $32,603 for the years ended December 31, 2011 and 2010, respectively.

NOTE 6 NOTES PAYABLE

The Company had outstanding balances on its notes payable of the following amounts as of December 31, 2011 and 2010:

	2011	2010
Bank of Granite, 8.5% interest rate, due on March 26, 2012 (1)	$2,377	$27,463
Bank of NC, 6.5% interest rate, due on June 30, 2013 (2)	66,337	98,252
Greentree Financial Group, 6% interest rate, due on January 1, 2013, net of discount (3)	50,000	-
NEKCO LLC, 20% interest rate, due on April 21, 2012 (4)	40,000	-
Mark Blumberg, 5.75% interest rate, due on October 1, 2015 (5)	96,823	-
Total notes payable	$255,537	$125,715
Less: Current portion of notes payable	(103,310)	(27,463)
Total long-term notes payable	$152,227	$98,252

(1) The Company has a line of credit with Bank of Granite at an interest rate of prime plus 3 % per annum. The balance on this credit line was $2,377 as of December 31, 2011. Accordingly, the Company recorded interest expenses of $1,682 and $2,510 during the years ended December 31, 2011 and 2010, respectively.

(2) The Company has loan payable to Bank of North Carolina at an interest rate of 6.5% per annum and due on June 30, 2013. The balance of this bank loan was $66,337 as of December 31, 2011, of which $48,237 was classified as short-term loan payable. The Company recorded interest expenses of $4,968 and $13,551 during the years ended December 31, 2011 and 2010, respectively.

(3) On January 1, 2011, the Company entered into a convertible promissory note (the Note) in a principal amount of $100,000 payable to Greentree Financial Group (“Greentree”), which bears an interest rate of 6% per annum and is due on January 1, 2013. Pursuant to the Note, Greentree has an option to convert all or any portion of the accrued interest and unpaid principal balance of the Note into the Common Stock of the Company or its successors, at Ten Cents ($.10) per share, no sooner than September 30, 2012. The conversion price associated with the Note was determined based on the facts that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance.

The Note is discounted in full amount due to the issuance of 1,000,000 shares of Common Stock as sweetener to the Note, and a beneficial conversion feature. The fair value of the 1,000,000 shares was $68,245 determined by an arm’s length payable settlement with a non-affiliate since there was nominal trading volume of our common stock in the market, and recorded as discount to note payable, which will be amortized over 2 years starting from January 1, 2011. The remaining discount of $31,755 represented the intrinsic value of the beneficial conversion option, which will be amortized over 2 years starting from January 1, 2011. The Company recorded interest expense related to this note of $56,000 for the year ended December 31, 2011.

The carry value of the Note was $50,000 as of December 31, 2011. The 1,000,000 shares of Common Stock were issued on May 13, 2011.

(51)

ORGANIC PLANT HEALTH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 6 NOTES PAYABLE (CONTINUED)

(4) The Company has loan payable to NEKCO, LLC in amount of $40,000 (“Principal Amount”) due on April 21, 2012 (“Maturity Date”). Interest will accrue on the unpaid balance of the Principal Amount from December 21, 2011 until the maturity date of April 21, 2012, at the fixed rate of 20.0% calculated on the basis of a flat interest payment if the loan is repaid on or before Maturity Date. Accordingly, the Company recorded interest expense of $241 related to this note during the year ended December 31, 2011.

(5) The Company has a loan payable to Mark Blumberg (“Mr. Blumberg”), a former member of the Company, at an interest rate of 5.75% per annum and due on October 1, 2015. The loan was due to the redemption of Mr. Blumberg’s membership of the Company pursuant to a settlement agreement entered on January 1, 2011. The balance of this loan was $96,823 as of December 31, 2011, of which $12,697 was classified as short-term loan payable. The Company recorded interest expenses of $5,886 during the year ended December 31, 2011.

NOTE 7 NOTES PAYABLE – RELATED PARTIES

The Company had outstanding balances on its notes payable – related parties of the following amounts as of December 31, 2011 and 2010:

	2011	2010
Shareholder loans, Prime plus 2.5% interest rate, due July 2012	$55,800	$55,800
Loans from officer, 5.5% interest rate, due on demand	60,884	68,384
Loan from officer, 0% interest rate, due on demand	0	15,000
Loans from company owned by shareholders, 5.5% interest rate, due May 2016	42,500	-
Total notes payable – related parties	$159,884	$139,184
Less: Current portion of notes payable – related parties	(116,684)	(83,384)
Total long-term note payable – related parties	$42,500	$55,800

In July 2009, the Company’s shareholders made several loans in total amount of $275,000 to the Company to fund its operations. The shareholder loans were evidenced by promissory notes due in July 2012, with interest at the floating interest rate of Prime plus 2.5%. The interest rate will be adjusted each calendar quarter of January 1, April 1, July 1 and October 1. The principal balance of the shareholder loans was $55,800 as of December 31, 2011 and 2010. Accordingly, the Company recorded interest expenses of $3,209 and $15,341 during the years ended December 31, 2011 and 2010, respectively.

In addition, the Company had outstanding balances of $60,884 due to the Company’s President as of December 31, 2011. The funds borrowed from the Company’s President were to fund the Company’s operations. The loan agreement was not evidenced by any promissory note, but rather a verbal agreement between the President and the Company. The note is due on demand. Accordingly, the Company recorded interest expenses of $3,584 and $3,239 during the years ended December 31, 2011 and 2010, respectively.

The Company has a loan payable to US Green Pros, LLC at an interest rate of 5.5% per annum and which is due in full on May 17, 2016. The balance of this loan was $42,500 as of December 31, 2011, of which $40,000 was received during the second quarter of 2011. Accordingly, the Company recorded interest expenses of $0 during the year ended December 31, 2011. Interest will begin to accrue on January 1, 2012.

NOTE 8 CAPITAL TRANSACTIONS

On March 14, 2011, the Board of Directors and Majority Shareholders of the Company authorized the effectuation of a 1-for-4 reverse split of the Company’s Preferred Stock (the “Preferred Stock Reverse Split”). Accordingly, the Preferred Stock Reverse Split combined the Company’s authorized and outstanding Preferred Stock on the basis of 4 authorized and outstanding shares being changed to 1 authorized and outstanding share. All options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of preferred stock were proportionally adjusted. As a result, the Company’s number of authorized shares of preferred stock decreased to 5,000,000 shares, of which 4,000,000 shares of preferred stock were issued and outstanding.

The Preferred Stock Reverse Split became effective upon the Company filing a Certificate of Change with the Secretary of State of the State of Nevada on April 21, 2011. The consolidated statement of stockholders’ equity has been restated per FASB 128 paragraph 134, as if the Preferred Stock Reverse Split took effect at the beginning of the periods presented.

On February 28, 2011, the Board of Directors of the Company approved the issuance of 4,075,000 shares of the Company’s Common Stock in exchange for cash payment of $75,000 made by an investor. The transaction was independently negotiated between the Company and the investor. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance. The proceeds from this issuance mitigated the Company’s cash pressure in short term.

On March 31, 2011, the Board of Directors of the Company approved the issuance of 1,000,000 shares of the Company’s Common Stock to settle accounts payable of $68,245 to a non-related party. The transaction was independently negotiated between the Company and the creditor. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance. The settlement of the accounts payable through the issuance of common stock preserved the limited cash available currently in the Company.

On April 22, 2011, the Board of Directors of the Company approved the conversion of 4,000,000 shares of the Company’s Preferred Stock into 40,000,000 shares of the Company’s Common Stock at a ratio of 1:10, which was designated by the Amendment to Articles of Incorporation of the Company.

On May 13, 2011, the Company issued 1,000,000 shares of Common Stock of the Company to the Note holder pursuant to the Convertible Promissory Note, dated January 1, 2011 (see Note 6). The Note is discounted in full amount due to the issuance of 1,000,000 shares of Common Stock as sweetener to the Note, and a beneficial conversion feature. The fair value of the 1,000,000 shares was $68,245 determined by an arm’s length payable settlement with a non-affiliate since there was nominal trading volume of our common stock in the market, and recorded as discount to note payable, which will be amortized over 2 years starting from January 1, 2011. The remaining discount of $31,755 represented the intrinsic value of the beneficial conversion option, which will be amortized over 2 years starting from January 1, 2011. We recorded interest expense from the Note of $56,000 for the year ended December 31, 2011. The transaction was independently negotiated between the Company and the note holder. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance. The proceeds from this Convertible Promissory Note mitigated the Company’s cash pressure in short term.

(52)

ORGANIC PLANT HEALTH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 8 CAPITAL TRANSACTIONS (CONTINUED)

In May of 2011, the Company entered into a consulting service agreement with a Consultant for business advisory services in exchange for 1,000,000 shares of Common Stock of the Company. The agreement had a term of 6 months effective from May 15, 2011 ending November 15, 2011. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.075 per share.  Accordingly, the stock based compensation of $75,000 was recognized in the consolidated statement of operations for the year ended December 31, 2011. The transaction was independently negotiated between the Company and the Consultant. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance. The stock based compensation preserved the limited cash available currently in the Company.

On June 27, 2011, the Board of Directors of the Company approved the issuance of 727,578 shares of the Company’s Common Stock at a price of $.09 per share, in exchange for cash payment of total $65,482. The transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance. The proceeds from this issuance mitigated the Company’s cash pressure in short term.

In July of 2011, the Board of Directors of the Company approved the issuance of 1,300,000 shares of the Company’s Common Stock at a price of $.05 per share, in exchange for cash payment of total $65,000. The transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance. The proceeds from this issuance mitigated the Company’s cash pressure in short term.

In August of 2011, 2 investors submitted subscription agreements to the Company regarding the purchase of 650,000 shares of the Company’s Common Stock at a price of $.05 per share, or cash payment of total $32,500. The transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time entering the subscription agreements. The proceeds from the subscription agreements, which were collected in full during the fourth quarter of 2011, mitigated the Company’s cash pressure in short term. The 650,000 shares have not been granted or issued as of the date of this report.

NOTE 9 COMMITMENT AND CONTINGENCIES

The Company leases its retail stores and manufacturing facilities under non-cancelable operating lease agreements.  The Company has no long-term lease agreements as the current expansion plans call for the Company to move to larger manufacturing and warehousing facilities in 2012.

Lease payment
Year ended, December 31, 2011	$122,694
2012	$0
2013	$0
2014	$0
2015	$0
Total	$122,694

For the years ended December 31, 2011 and 2010, the Company had rental expenses of $122,694 and $123,248, respectively.

NOTE 10 LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the years ended December 31, 2011 and 2010, respectively.  There was no dilutive earning per share as of December 31, 2011 due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	For the years ended
	December 31, 2011	December 31, 2010
Numerator:
- Net loss	$(469,990)	$(353,974)
Denominator:
- Weighted average common shares outstanding	51,058,936	5,442,214

Basic net loss per share	$(0.01)	$(0.07)

(53)

ORGANIC PLANT HEALTH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 12 CONCENTRATION AND RISK

(a) Major Customers

The Company had no customers whose purchases represented 10% or more of the Company’s total revenues during the year ended December 31, 2011 and one customer whose purchases represented 10% or more of the company’s total revenue during the year ended December 31, 2010. That customer purchased $99,158 from the company in 2010, totaling 10.08% of the company’s total revenues during the year ended December 31, 2010.

(b) Major Vendors

During the year ended December 31, 2011, major vendors were as follows:

Vendors		Purchase			Accounts Payable
Vendor A		$90,006	24%		$0.00
Vendor B		56,405	15%		0.00
Vendor C		40,212	11%		28,851
Vendor D		35,520	9%		0.00
	Total	$222,143	59%	Total:	$28,851

During the year ended December 31, 2010, major vendors were as follows:

Vendors		Purchases			Accounts Payable
Vendor A		$117,395	33.8%		$73,245
Vendor B		55,643	16.02%		$47,557
Vendor C		33,000	9.5%		32,606
Vendor D		29,797	8.6%		0.00
	Total	$235,835	67.92%	Total:	$153,408

NOTE 12 CONCENTRATION AND RISK (CONTINUED)

(c) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

NOTE 13 GOING CONCERN

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2011, the Company had an accumulated deficit of $1,251,436. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in raw materials costs, as well as packaging costs; and (b) expansion of the business model into new markets. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2012. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

Management is confident that funds raised through the registration statement effective with the SEC on February 10, 2012 will allow the Company to build out its infrastructure and make key hires in sales and sales management that will increase revenues significantly and return the Company to profitability in the short term.

NOTE 14 SUBSEQUENT EVENTS

On September 1, 2011, the Company entered into an agreement with a Security Attorney for legal advisory services in exchange for cash payment of $6,000 and the issuance of 75,000 shares of Common Stock of the Company. The shares were valued at $.09 per share based on the facts that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time entering the agreement. The transaction was independently negotiated between the Company and the Consultant. The stock based compensation preserved the limited cash available currently in the Company. The grant and issuance of the shares is scheduled for the first quarter of 2012.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

(54)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in and disagreements with accountants on accounting and financial disclosure in the past two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  We believe that this framework will assist in the provision of reasonable assurance of the effectiveness and efficiency of operations, the reliability of financial reporting, and compliance with applicable laws and regulations.  In adopting the COSO framework, we maintain a control environment, perform risk assessments, carry out control activities, emphasize quality information and effective communication, and perform monitoring.  In the maintenance of a control environment, we are committed to integrity and ethical values as well as to competence.  We strive to assign authority and responsibility in a manner that supports our internal controls, and we also maintain human resources policies and procedures designed to support our internal controls.  Our risk assessments are designed to ensure the achievement of company-wide and process-level objectives as well as to identify and analyze risks while managing change.  We believe that all of these components together form a foundation for sound internal control through directed leadership, shared values and a culture that emphasizes accountability for control.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2011, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

(55)

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2011, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by the Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

(56)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors are elected at the annual meeting of shareholders and hold office for one year and until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board. We have not entered into any employment agreements with our executive officers.

Name	Age	Position	Date to Start
William G. Styles	55	President and Chief Executive Officer; Director, Chairman of the Board	December 10, 2010
J. Alan Talbert	47	Vice President and Chief Operating Officer; Director, Vice-Chairman of the Board	December 10, 2010
Paul K. DiFraia	62	Vice President and Chief Financial Officer; Director	December 10, 2010

The following is a brief description of the principal occupation and recent business experience of each of our directors and executive officers:

Billy Styles: President & CEO

Billy Styles has held the position of President and CEO of Organic Plant Health since April of 2007, the month the company came into existence. Prior to that, Mr. Styles was President of Shrub Doctor, LLC, a North Carolina LLC, operating in the field of Tree & Shrub fertilization and plant health management. Mr. Styles has been Chairman of the Board of Directors since the company became a public company in December of 2010. He is serving a 1-year term.

Billy Styles holds a variety of professional certifications: Certified Master Gardener, Certified Clean Stream Administrator, Certified Turf Grass Professional and a Certified Plantsman.

Alan Talbert: Vice President & COO

Alan Talbert has held the position of Vice President of Organic Plant Health since April of 2007, the month the company came into existence. Prior to that, Mr. Talbert was the owner and CEO of Talbert Marketing, Inc., a North Carolina corporation, operating in the field of Marketing, Communications and Business Strategy since 1992. Mr. Talbert has been Vice-Chairman of the Board of Directors since the company became a public company in December of 2010. He is serving a 1-year term.

Paul DiFraia: Vice President & CFO

Paul DiFraia has held the position of Vice President of Organic Plant Health since July of 2009. Prior to that, Mr. DiFraia had been self-employed as a manufacturing and operations consultant since 2005. Prior to 2005 Mr. DiFraia held positions of Vice President of Operations for Resound, Inc., a Hi-tech manufacturer of hearing devices, and President of Lifescan, Inc., a Johnson & Johnson company, operating in the field of Medical Equipment Manufacturing. Mr. DiFraia joined Organic Plant Health as a minority investor in July of 2009 to provide expertise for the company’s manufacturing and distribution. Mr. DiFraia has been a Director for the company since the company became a public company in December of 2010. He is serving a 1-year term.

(57)

Compensation of Directors

The Board of Directors may compensate directors for their services as such. The Board of Directors may also provide for the payment of all travel and out-of-pocket expenses in connection with Directors’ attendance at Board meetings. Each board member serves for a one-year term until elections are held at each annual meeting.

Beginning October 1, 2011 The Board of Directors shall be paid either $1,500 per month, or an equivalent in company common stock computed at the share price of $0.025 per share, for their participation as Board members and participation in committees as needed. The choice of cash or stock equivalent will be determined, jointly, by the Chairman of the Board and the individual board member.

Directors are elected at the Company’s annual meeting of Stockholders and serve for one year until the next annual Stockholders’ meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. The Company may reimburse all Directors for their expenses in connection with their activities as directors of the Company.

Family Relationships

There are no family relationships amongst our management and directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only four (4) directors serving on our Board, and us are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

(58)

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer
•	Compliance with applicable governmental laws, rules and regulations
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
•	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2008. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table shows the compensation awarded to or earned by our Chief Executive Officer and other two most highly compensated executive officers for fiscal 2011, 2010 and 2009. Also shown is the compensation awarded to or earned by our former President due to the fact that he held such position during a portion of fiscal 2009. The persons listed in the following Summary Compensation Table are referred to herein as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards (1) ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)[1]	All Other Compensation ($) (i)	Total ($) (j)
Gregory Antoine Former President	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
	2011	90,000 [6]							90.000
William G Styles, President, CEO Director	2010	90,000 [1]	0	0	0	0	0	0	90,000
	2009	90,000[2]	0	0	0	0	0	0	90,000
	2011	75,000 [7]							75.000
J. Alan Talbert Vice President COO, Director	2010	75,000 [3]	0	0	0	0	0	0	75,000
	2009	75,000 [4]	0	0	0	0	0	0	75,000
	2011	0							0
Paul DiFraia Vice President CFO, Director	2010	37,500 [5]	0	0	0	0	0	0	37,500
	2009	37,500	0	0	0	0	0	0	37,500

[1] The $32,900 was accrued but not paid to Mr. Styles during the years represented hereto.

[2] The $30,000 was accrued but not paid to Mr. Styles during the years represented hereto.

[3] The $23,200 was accrued but not paid to Mr. Talbert during the years represented hereto.

[4] The $18,200 was accrued but not paid to Mr. Talbert during the years represented hereto.

[5] The $35,500 was accrued but not paid to Mr. DiFraia during the years represented hereto.

[6] The $51,700 was accrued but not paid to Mr. Styles during the years represented hereto.

[7] The $29,300 was accrued but not paid to Mr. Talbert during the years represented hereto.

(59)

The officers of the company are currently considered “at-will” employees. The company has no compensation agreements with the officers, however simple compensation arrangements have been made and summarized as follows:

William G. Styles is currently under an arrangement to receive $90,000.00 in annual compensation as President and CEO of the company. No other compensation arrangements have been made with Mr. Styles at this time.

J. Alan Talbert is currently under an arrangement to receive $75,000.00 in annual compensation as Vice President and COO of the company. No other compensation arrangements have been made with Mr. Talbert at this time.

Paul DiFraia was under a compensation arrangement to receive $37,500.00 in 2010. No other compensation arrangements have been made with Mr. DiFraia at this time. Mr. DiFraia is currently retained as a consultant, and acting CFO for the company. He has waived further compensation at this time.

The officers of the company, in their efforts to provide as much working capital as possible to fund the company’s operations, occasionally defer payment of all or part of their salaries to an undetermined later date defined as some point in the future when the company is in better financial position to afford the payments.

Outstanding Equity Awards At Fiscal Year-End Table

None.

Option Exercises And Stock Vested Table

None.

Pension Benefits Table

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

Potential Payments Upon Termination Or Change In Control Table

None.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

(60)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the common stock as of December 31, 2012, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Name of Beneficial Owner	Number of Shares of Common Stock	Percent of Class (1)
William G. Styles President, CEO & Director P. O. Box 2070 Indian Trail, NC 28079	22,419,200	36.62%

J. Alan Talbert Vice President, COO & Director P. O. Box 2070 Indian Trail, NC 28079	3,589,720	5.86%

Paul K. DiFraia Vice President, CFO & Director 6812, Summerhill Ridge Drive Charlotte, NC 28226	7,971,910	13.02%

David Blankenberg 1754 Rock Hill Church Road Matthews, NC 28104	6,379,440	10.42%

Greentree Financial Group, Inc. 7951 SW 6th Street, Suite 216 Plantation, FL 33324	4,856,375	7.93%
All officers and directors as a group (3 persons)	33,980,830	51.71%

(1)	Based on 61,215,081 issued and outstanding shares of common stock.

Changes in Control

On December 10, 2010, the Company entered into a Plan of Exchange agreement (the “Plan of Exchange”) with the members of OPH and Mr. Sperber, pursuant to which the Company acquired 100% of the membership interests of OPH in exchange for a transfer of 3,985,000 shares of the Company’s Convertible Preferred Stock to OPH Members, which gave OPH Members a controlling interest in the Company, representing approximately 76.47% of the then issued and outstanding shares on a dilutive basis. OPH and the Company were hereby reorganized, such that the Company acquired 100% of the ownership of OPH, and OPH became a wholly-owned subsidiary of the Company.

(61)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We had outstanding balances on our notes payable to related parties of the following amounts as of December 31, 2011 and 2010:

	2011	2010
Shareholder loans, Prime plus 2.5% interest rate, due July 2012	$55,800	$55,800
Loans from officer, 5.5% interest rate, due on demand	60,884	68,384
Loan from officer, 0% interest rate, due on demand	0	15,000
Loans from company owned by shareholders, 5.5% interest rate, due May 2016	42,500	-
Total notes payable – related parties	$159,884	$139,184
Less: Current portion of notes payable – related parties	(116,684)	(83,384)
Total long-term note payable – related parties	$42,500	$55,800

In July 2009, the Company’s shareholders made several loans in total amount of $275,000 to the Company to fund its operations. The shareholder loans were evidenced by promissory notes due in July 2012, with interest at the floating interest rate of Prime plus 2.5%. The interest rate will be adjusted each calendar quarter of January 1, April 1, July 1 and October 1. The principal balance of the shareholder loans was $55,800 as of December 31, 2011 and 2010. Accordingly, the Company recorded interest expenses of $3,209 and $15,341 during the years ended December 31, 2011 and 2010, respectively.

In addition, the Company had outstanding balances of $60,884 due to the Company’s President as of December 31, 2011. The funds borrowed from the Company’s President were to fund the Company’s operations. The loan agreement was not evidenced by any promissory note, but rather a verbal agreement between the President and the Company. The note is due on demand. Accordingly, the Company recorded interest expenses of $3,584 and $3,239 during the years ended December 31, 2011 and 2010, respectively.

The Company has a loan payable to US Green Pros, LLC at an interest rate of 5.5% per annum and which is due in full on May 17, 2016. The balance of this loan was $42,500 as of December 31, 2011, of which $40,000 was received during the second quarter of 2011. Accordingly, the Company recorded interest expenses of $0 during the year ended December 31, 2011. Interest will begin to accrue on January 1, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Silberstein Ungar, PLLC (“Silberstein”), for our audit of the annual financial statements for the years ended December 31, 2011 and 2010. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2011(2)	2010 (3)

Audit Fees (1)	$ 15,560	$ 0
Audit-Related Fees (4)	2,500	50,000
Tax Fees (5)	1,500	--
All Other Fees (6)	--	--
Total Accounting Fees and Services	$ 19,560	$ 50,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown in 2011 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2011, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2012.

(3)	The amounts shown in 2010 relate to the audit of our annual financial statements for the fiscal year ended December 31, 2010.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

(62)

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Silberstein Ungar, PLLC were pre-approved by our Board of Directors.

We are presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

    (a) On December 31, 2011, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

(63)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of Organic Plant Health Inc. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2011

Statements of Operations - for the years ended December 31, 2011 and 2010

Statements of Cash Flows - for the years ended December 31, 2011 and 2010

Statements of Stockholders’ Equity - for the years ended December 31, 2011 and 2010

Notes to Financial Statements

2. Exhibits

14.1 Code of Ethics

31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1. Section 1350 Certifications of Chief Executive Officer

32.2. Section 1350 Certifications of Chief Financial Officer

(b)	Reports on Form 8-K

None.

(64)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

Organic Plant Health Inc.

Date: April 13, 2012	/s/ William Styles
William Styles
President

(65)

Exhibits

14.1 Code of Ethics

31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1. Section 1350 Certifications of Chief Executive Officer

32.2. Section 1350 Certifications of Chief Financial Officer