Form 10-Q
period 2012-03-31
ORGANIC PLANT HEALTH INC.
filed 2012-05-21
CIK 1517248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From ____to _____

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

Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

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

Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-Q or any amendments to this Form 10-Q.

Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting Company)
Accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).

Yes [ ] No [x]

Number of shares of common stock, par value $.001, outstanding as of May 21, 2012: 65,840,081

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

(1)

(2)

ITEM 1. FINANCIAL STATEMENTS

Index to Unaudited Consolidated Financial Statements

Pages

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7-11

(3)

ORGANIC PLANT HEALTH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

	3/31/2012	12/31/2011
ASSETS
Current Assets
Cash and cash equivalents	$94,535	$42,651
Accounts receivable, net	77,798	48,963
Inventory	110,002	38,812
Total Current Assets	282,335	130,426

Property and equipment, net	99,245	106,774

Other Assets
Security deposits	6,700	6,700
Total Other Assets	6,700	6,700

TOTAL ASSETS	$388,280	$243,900

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$265,172	$199,094
Notes payable - current portion	182,788	103,310
Notes payable - related parties	116,684	116,684
Accrued expenses	39,923	30,785
Accrued interest	35,881	30,137
Common stock to be issued	97,500	32,500
Deferred revenues	37,252	55,129
Total Current Liabilities	775,201	567,639

Long-Term Liabilities
Notes payable	87,249	152,227
Notes payable - related parties	42,500	42,500
Total Long-Term Liabilities	129,749	194,727

TOTAL LIABILITIES	904,950	762,367

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001; 150,000,000 shares authorized; 61,215,081 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	61,215	61,215
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	—	—
Paid-in capital	702,530	671,754
Accumulated deficit	(1,280,415)	(1,251,436)
Total Stockholders' Deficit	(516,670)	(518,467)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$388,280	$243,900

The accompanying notes are an integral part of these consolidated financial statements

(4)

ORGANIC PLANT HEALTH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	For the three months ended
	3/31/2012	3/31/2011
REVENUES
Sales	$251,169	$225,215
Cost of Goods Sold	(80,644)	(73,993)
GROSS PROFIT	170,525	151,222

OPERATING EXPENSES
Professional fees	17,360	15,356
Rent	30,862	30,065
Bank and finance charges	3,740	5,407
Depreciation	7,529	7,526
Advertising and promotion	20,602	35,444
Automobile	2,763	4,108
Contract labor	18,315	25,133
Credit card processing fees	1,987	3,016
Website maintenance	225	995
Insurance	9,585	6,693
Travel, meals and entertainment	2,126	5,019
Wages and taxes	32,159	40,028
Commissions	—	3,024
Supplies	2,820	4,396
Telephone and utilities	8,033	8,310
Product development	3,255	—
Bad debt	1,687	2,979
General and administrative	11,851	6,899
TOTAL OPERATING EXPENSES	174,898	204,400

LOSS FROM OPERATIONS	(4,373)	(53,178)

OTHER INCOME (EXPENSE)
Interest expense	(24,606)	(18,755)
TOTAL OTHER INCOME (EXPENSE)	(24,606)	(18,755)

LOSS BEFORE PROVISION FOR INCOME TAXES	(28,979)	(71,933)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(28,979)	$(71,933)

NET LOSS PER SHARE - BASIC	**	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	61,251,081	13,470,547

** Less than $.01

The accompanying notes are an integral part of these consolidated financial statements

(5)

ORGANIC PLANT HEALTH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	For the three months ended
	3/31/2012	3/31/2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(28,979)	$(71,933)
Adjustments to reconcile net loss to net cash used by operating activities:
Bad debt expense	1,687	2,979
Depreciation	7,529	7,526
Amortization of discount to note payable	16,262	12,500
Changes in assets and liabilities:
Accounts receivable	(30,522)	(75,223)
Inventory	(71,190)	6,982
Accounts payable	66,078	(62,913)
Accrued expenses	9,138	7,135
Accrued interest	5,744	3,250
Deferred revenues	(17,877)	28,219
Net cash (used in) provided by operating activities	(42,130)	(141,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(303)
Net cash (used in) investing activities	—	(303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable - related parties	—	(10,000)
Proceeds from notes payable	42,500	102,500
Payments on notes payable	(13,486)	(14,691)
Proceeds from stock issuance	65,000	75,000
Net cash provided by (used in) financing activities	94,014	152,809

Net increase (decrease) in cash and cash equivalents	51,884	11,028

Cash and Cash Equivalents, Beginning of Period	42,651	6,625

Cash and Cash Equivalents, End of Period	$94,535	$17,653

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,712	$3,005
Cash paid for income taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued to settle accounts payable	$—	$68,245

The accompanying notes are an integral part of these consolidated financial statements

(6)

ORGANIC PLANT HEALTH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE - 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2011 and 2010 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE－2 ORGANIZATION AND BUSINESS BACKGROUND

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

(7)

NOTE－3 RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company did not expect that the adoption of this standard will have a material impact on its results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on its results of operations, cash flows or financial condition.

NOTE－4 ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of March 31, 2012 and December 31, 2011:

	As of
	3/31/2012	12/31/2011

Gross trade accounts receivable from customers	$82,062	$51,540
Allowance for doubtful customer accounts	(4,264)	(2,577)
Accounts receivable, net	$77,798	$48,963

The Company establishes an allowance for doubtful accounts based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment, which is approximately 5% of accounts receivable outstanding.

During the three months ended March 31, 2012 and 2011, the Company had bad debt expenses of $1,687 and $2,979, respectively, in the accompanying consolidated statements of operations.

NOTE－5 INVENTORY

Inventory was comprised of the following as of March 31, 2012 and December 31, 2011:

	As of
	3/31/2012	12/31/2011

Raw materials	$89,455	$16,665
Work in process	0	0
Finished goods	20,547	22,147
	110,002	38,812
Provision for obsolete inventories	0	0
	$110,002	$38,812

NOTE－6 PROPERTY AND EQUIPMENT

Property and equipments were comprised of the following as of March 31, 2012 and December 31, 2011:

	As of
	3/31/2012	12/31/2011
Cost:
Machinery and equipment	$178,309	$178,309
Furniture and fixtures	25,623	25,623
Software	13,252	13,252
Total cost	217,184	217,184
Less: Accumulated depreciation	(117,939)	(110,410)
Property and equipment, net	$99,245	$106,774

Depreciation expense was $7,529 and $7,526 for the three months ended March 31, 2012 and 2011, respectively.

(8)

NOTE－7 NOTES PAYABLE

The Company had outstanding balances on its notes payable of the following amounts as of March 31, 2012 and December 31, 2011:

	As of
	3/31/2012	12/31/2011
Bank of Granite, 8.5% interest rate, due on March 26, 2012 (1)	$0	$2,377
Bank of NC, 6.5% interest rate, due on June 30, 2013 (2)	57,900	66,337
Greentree Financial Group, 6% interest rate, due on January 1, 2013, net of discount (3)	62,500	50,000
NEKCO LLC, 20% interest rate, due on April 21, 2012 (4)	40,000	40,000
Mark Blumberg, 5.75% interest rate, due on October 1, 2015 (5)	94,151	96,823
Asher Enterprises Inc., 8% interest rate, due on December 9, 2012 (6)	15,486	0
Total notes payable	$270,037	$255,537
Less: Current portion of notes payable	(182,788)	(103,310)
Total long-term notes payable	$87,249	$152,227

(1) The Company has a line of credit with Bank of Granite at an interest rate of prime plus 3 % per annum. The balance on this credit line was paid in full on February 21, 2012. The Company recorded interest expenses of $89 during the three months ended March 31, 2012.

(2) The Company has loan payable to Bank of North Carolina at an interest rate of 6.5% per annum and due on June 30, 2013. The balance of this bank loan was $57,900 as of March 31, 2012, of which $48,237 was classified as short-term loan payable. The Company recorded interest expenses of $784 and $1,519 during the three months ended March 31, 2012 and 2011, respectively.

(3) On January 1, 2011, the Company entered into a convertible promissory note (GT Note) in a principal amount of $100,000 payable to Greentree Financial Group (“Greentree”), which bears an interest rate of 6% per annum and is due on January 1, 2013. Pursuant to GT Note, Greentree has an option to convert all or any portion of the accrued interest and unpaid principal balance of GT Note into the Common Stock of the Company or its successors, at Ten Cents ($.10) per share, no sooner than September 30, 2012. The conversion price associated with GT Note was determined based on the facts that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance.

GT Note is discounted in full amount due to the issuance of 1,000,000 shares of Common Stock as sweetener to GT Note, and a beneficial conversion feature. The fair value of the 1,000,000 shares was $68,245 determined by an arm’s length payable settlement with a non-affiliate since there was nominal trading volume of our common stock in the market, and recorded as discount to note payable, which will be amortized over 2 years starting from January 1, 2011. The remaining discount of $31,755 represented the intrinsic value of the beneficial conversion option, which will be amortized over 2 years starting from January 1, 2011. The Company recorded interest expense related to this note of $14,000 for the three months ended March 31, 2012 and 2011, respectively.

The carry value of GT Note was $62,500 as of March 31, 2012. The 1,000,000 shares of Common Stock were issued on May 13, 2011.

(4) The Company has loan payable to NEKCO, LLC in amount of $40,000 (“Principal Amount”) due on April 21, 2012 (“Maturity Date”). Interest will accrue on the unpaid balance of the Principal Amount from December 21, 2011 until the maturity date of April 21, 2012, at the fixed rate of 20.0% calculated on the basis of a flat interest payment if the loan is repaid on or before Maturity Date. Accordingly, the Company recorded interest expense of $1,973 related to this note during the three months ended March 31, 2012.

(5) The Company has a loan payable to Mark Blumberg (“Mr. Blumberg”), a former member of the Company, at an interest rate of 5.75% per annum and due on October 1, 2015. The loan was due to the redemption of Mr. Blumberg’s membership of the Company pursuant to a settlement agreement entered on January 1, 2011. The balance of this loan was $94,151 as of March 31, 2012, of which $16,566 was classified as short-term loan payable. The Company recorded interest expenses of $928 during the three months ended March 31, 2012.

(6) On March 9, 2012, the Company entered into a convertible promissory note (Asher Note) in a principal amount of $42,500 payable to Asher Enterprises Inc. (“Asher”), which bears an interest rate of 8% per annum and is due on December 9, 2012. Pursuant to Asher Note, Asher has an option to convert all or any portion of the accrued interest and unpaid principal balance of Asher Note into the Common Stock of the Company or its successors, at 58% of the market price, no sooner than September 5, 2012. The conversion price associated with Asher Note was determined based on the facts that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance.

Asher Note is discounted in amount of $30,776 due to the intrinsic value of the beneficial conversion option, which will be amortized over 180 days, the minimum period in which Asher can recognize the return. Accordingly, the Company recorded interest expense related to this note of $3,966 for the three months ended March 31, 2012.

The carry value of Asher Note was $15,486 as of March 31, 2012.

(9)

NOTE－8 NOTES PAYABLE – RELATED PARTIES

The Company had outstanding balances on its notes payable – related parties of the following amounts as of March 31, 2012 and December 31, 2011:

	As of
	3/31/2012	12/31/2011
Shareholder loans, Prime plus 2.5% interest rate, due July 2012	$55,800	$55,800
Loans from officer, 5.5% interest rate, due on demand	60,884	60,884
Loans from company owned by shareholders, 5.5% interest rate, due May 2016	42,500	42,500
Total notes payable – related parties	$159,184	$159,184
Less: Current portion of notes payable – related parties	(116,684)	(116,684)
Total long-term note payable – related parties	$42,500	$42,500

In July 2009, the Company’s shareholders made several loans in total amount of $275,000 to the Company to fund its operations. The shareholder loans were evidenced by promissory notes due in July 2012, with interest at the floating interest rate of Prime plus 2.5%. The interest rate will be adjusted each calendar quarter of January 1, April 1, July 1 and October 1. The principal balance of the shareholder loans was $55,800 as of March 31, 2012. Accordingly, the Company recorded interest expenses of $791 and $782 during the three months ended March 31, 2012 and 2011, respectively.

In addition, the Company had outstanding balances of $60,884 due to the Company’s President as of March 31, 2012. The funds borrowed from the Company’s President were to fund the Company’s operations. The loan agreement was not evidenced by any promissory note, but rather a verbal agreement between the President and the Company. The note is due on demand. Accordingly, the Company recorded interest expenses of $351 and $968 during the three months ended March 31, 2012 and 2011, respectively.

The Company has a loan payable to US Green Pros, LLC, a related party to the Company, at an interest rate of 5.5% per annum and which is due in full on May 17, 2016. The balance of this loan was $42,500 as of March 31, 2012. Accordingly, the Company recorded interest expenses of $524 during the three months ended March 31, 2012.

NOTE－9 COMMON STOCK TO BE ISSUED

As of March 31, 2012 and December 31, 2011, the Company had common stock to be issued in amount of $97,500 and $32,500, respectively, which were in connection with the transactions as below:

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

During the first quarter of 2012, one of the current shareholders submitted subscription agreements to the Company regarding the purchase of 800,000 shares of the Company’s Common Stock at a price of $.05 per share, or cash payment of total $40,000. The transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time entering the subscription agreements. The proceeds from the subscription agreements, which were collected in full during the first quarter of 2012, mitigated the Company’s cash pressure in short term. The 800,000 shares have not been granted or issued as of the date of this report.

During the first quarter of 2012, one investor submitted subscription agreements to the Company regarding the purchase of 125,000 shares of the Company’s Common Stock at a price of $.20 per share, or cash payment of total $25,000. The transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time entering the subscription agreements. The proceeds from the subscription agreements, which were collected in full during the first quarter of 2012, mitigated the Company’s cash pressure in short term. The 125,000 shares have not been granted or issued as of the date of this report.

NOTE－10 COMMITMENT AND CONTINGENCIES

The Company leases its retail stores and manufacturing facilities under non-cancelable operating lease agreements.  The Company has no long-term lease agreements as the current expansion plans call for the Company to move to larger manufacturing and warehousing facilities in 2012. The Company is currently working on a new lease agreement.

For the three months ended March 31, 2012 and 2011, the Company had rental expenses of $30,862 and $30,065, respectively.

NOTE－11 LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the three months ended March 31, 2012 and 2011, respectively.  There was no dilutive earning per share as of March 31, 2012 due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	For the three months ended
	3/31/2012	3/31/2011
Numerator:
- Net loss	$(28,979)	$(71,933)
Denominator:
- Weighted average common shares outstanding	61,251,081	13,470,547

Basic net loss per share	**	$(0.01)

** Less than $.01

(10)

NOTE－12 CONCENTRATION AND RISK

(a) Major Customers

During the three months ended March 31, 2012, major customers with their revenues are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$42,308	17%		$15,442
	Total	$42,308	17%	Total:	$15,442

During the three months ended March 31, 2011, major customers with their revenues are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$47,238	21%		$32,195
	Total	$47,238	21%	Total:	$32,195

(b) Major Vendors

During the three months ended March 31, 2012, major vendors are presented as follows:

Vendors		Purchase			Accounts Payable
Vendor A		$77,235	54%		$14,635
Vendor B		39,790	28%		0
Vendor C		8,540	6%		8,540
Vendor D		4,271	3%		500
	Total	$129,836	91%	Total:	$23,675

During the three months ended March 31, 2011, major vendors are presented as follows:

Vendors		Purchases			Accounts Payable
Vendor A		$117,395	34%		$73,245
Vendor B		55,643	16%		$47,557
Vendor C		33,000	10%		32,606
Vendor D		29,797	9%		0.00
	Total	$235,835	69%	Total:	$153,408

(c) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

NOTE－13 GOING CONCERN

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2012, the Company had an accumulated deficit of $280,415. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in raw materials costs, as well as packaging costs; and (b) expansion of the business model into new markets. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2012. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

Management is confident that funds raised through the registration statement effective with the SEC on February 10, 2012 will allow the Company to build out its infrastructure and make key hires in sales and sales management that will increase revenues significantly and return the Company to profitability in the short term.

NOTE－14 SUBSEQUENT EVENTS

On September 1, 2011, the Company entered into an agreement with a Security Attorney for legal advisory services in exchange for cash payment of $6,000 and the issuance of 75,000 shares of Common Stock of the Company. The shares were valued at $.09 per share based on the facts that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time entering the agreement. The transaction was independently negotiated between the Company and the Consultant. The stock based compensation preserved the limited cash available currently in the Company. The issuance of the shares is scheduled for the second quarter of 2012.

On April 1, 2012, the Company entered into two consulting agreements with a Consultant for business advisory services in exchange for the total issuance of 4,500,000 shares of Common Stock of the Company, of which 2,000,000 shares for the services period from April 1, 2012 through October 1, 2012, and 2,500,000 shares for the services period from April 1, 2012 through March 31, 2013. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.018 per share. The 4,500,000 shares were issued on April 3, 2012. The transactions were independently negotiated between the Company and the Consultant. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance. The stock based compensation preserved the limited cash available currently in the Company.

On April 4, 2012, the Company issued 125,000 shares of the Company’s Common Stock at a price of $.20 per share, in exchange for cash payment of total $25,000, pursuant to a subscription agreement (see Note 9). The transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time entering the subscription agreements.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

(11)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

(12)

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

Our products are formulated and blended from raw materials brought in from around the country. Our products and education oriented business practices are designed to appeal to green-minded consumers and businesses, as well as homeowners with do-it-yourself tendencies.  We currently service over 4,500 residential customers located throughout the region, and over 100 commercial landscapers.

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

We began transitioning to the manufacturing/distribution model in the fall of 2009. We currently sell our exclusive products through 30+ retail partners. Although, we have not added as many retail partners as initially planned due to the limited cash flow available to support an experienced sales staff, we have experienced some measure of success with the new business model and believe it is viable and will become profitable in the next 18 to 24 months, if partially or fully funded from our current public offering up to 10,000,000 shares of common stock at price of $0.20 per share. Without receiving any funding from this offering, we will have to make significant changes in our operations to sustain the business. We further believe that we will need a minimum of $500,000 over the next 6 to 10 months to achieve our initial expansion goals.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

Consolidated Statements of Operations Data	For the three months ended March 31, 2012			For the months ended March 31, 2011
	USD	% of Revenue		USD	% of Revenue
Revenues	$251,169	—	%	$225,215	-%
Cost of Sales	$(80,644)	32	%	$(73,993)	33%
Gross profit	$170,525	68	%	$151,222	67%
Operating expenses	$174,898	70	%	$204,400	91%
(Loss) from operations	$(4,373)	2	%	$(53,178)	24%
Other (expense)	$(24,606)	10	%	$(18,755)	8%
Net (loss) before income taxes	$(28,979)	12	%	$(71,933)	32%
Net (loss)	$(28,979)	12	%	$(71,933)	32%

(13)

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

Revenues for the three months ended March 31, 2012 and 2011 was $251,169 and $225,215, respectively, including licensing revenue of $17,877 and $6,781, respectively. Our revenues during the first quarter of 2012 were approximately same as the first quarter of 2011. The slightly higher revenues in 2012 were due to the increase in licensing revenue, which was generated from the sale of license agreements, and optional license agreements, to approved distribution partners that desire to represent us in developing sales and marketing agreements with potential wholesale customers.

Management believes that the effects from the ongoing recession or weakened economy will continue to hamper growth unless the Company increases the number of retail partners purchasing products on a consistent basis. In addition, we currently have a public offering up to 10,000,000 shares of common stock at price of $0.20 per share. Management believes that the receipt of partial or full funding from this public offering will enable the Company to expand the Company’s sales efforts on increasing the number of retail partners. In that case, new revenues over the next 18-24 months will be expected to grow at a pace greater than our operating expenses and bring about profitability. However, there is no assurance that revenues will grow and there is reason to believe that sales will continue to decline under the current economic climate.

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

Revenues less Sales Tax

	For the three months ended
	March 31, 2012	March 31, 2011
Matthews Retail	$135,076	$118,968
Wholesale	$111,033	$106,247

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

(14)

Cost of Goods Sold

Our cost of goods sold consists primarily of costs of raw materials and direct labor, and other costs directly attributable to the production of our products. Write-down of inventories to lower of cost or market is also recorded in cost of goods sold. Cost of goods sold for the three months ended March 31, 2012 and 2011 were $80,644 and $73,993, respectively. We experienced a slightly higher cost on certain commodity components, and reduced costs on certain other commodity components during the first quarter of 2012. Commodity components that increased in cost include a granular compost material and a pasteurized poultry litter base that provide sources of organic matter and organic nutrients, (Nitrogen, Phosphorous and Potassium), as well as beneficial bacteria and micorrhizal fungi, which add bio-diversity to the soil. Commodity components that decreased in cost include one source of organic acids (Humic Acid and Fulvic Acid derived from plant extracts), and one source of sea kelp extract. The Company observed an increase in retail and wholesale sales during this period over the same period last year, resulting in a slightly higher cost of goods sold during the first quarter of 2012. As referenced above, we believe the long-term gross revenues from our increasing number of wholesale customers will far exceed the sales potential at our Matthews’ retail store, simply because adding additional wholesale partners is much faster and significantly less costly than expanding our existing retail store, or opening additional brick and mortar retail stores.

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

Gross profit

Our gross profit is obtained based upon our total revenues minus our cost of goods sold for a particular period. Gross profit for the three months ended March 31, 2012 was $170,525, increased by $19,303, or approximately 12.8% from $151,222 during the same period ended March 31, 2011. The increase in gross profit during the first quarter of 2012 was primarily attributable to the increase in licensing revenue, which had no cost allocated.

Operating expenses

Our operating expenses were $174,898 for the three months ended March 31, 2012, decreased by $29,502, or approximately 14.4% from $204,400 during the same period ended March 31, 2011. Our fixed expenses remained fairly constant from year to year. We realized some savings as the result of sufficient cost control during the first quarter of 2012, such as the decrease in advertising, contract labor and salaries by $14,842, $6,818 and $7,869, respectively. We are working to reduce some of the fixed expenses to maintain positive cash flow during the first quarter of 2012. However, the reduction in fixed expenses was offset by the additional expenses incurred as a result of becoming a publicly traded company in the United States. Such increase included legal service fees, audit fees and other cash or non-cash payments for professional services. In addition, we expect an increase in overall expenses during 2012 due to the plan to hire 2-3 new employees. However, there is no assurance that we will be able to hire new sales and support staff, and this could negatively affect our ability to generate new sales for the period and this could impact the Company’s operations and ability to continue operations.

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

(15)

Interest expense

Interest expense for the three months ended March 31, 2012 was $24,606, increased by $5,851, or approximately 30.7%, compared to interest expense of $18,755 for the same period ended March 31, 2011. An increase in interest expenses in the first quarter of 2012 was due primarily to interest charges on a new convertible promissory note in amount of $42,500 (the “Note”), dated March 9, 2012. The Note bears interest at a rate of 8% per annum and is discounted in amount of $30,776 due to the intrinsic value of the beneficial conversion option, which will be amortized over 180 days, the minimum period in which the Note holder can recognize the return. Accordingly, the Company recorded interest expense related to this note of $3,966 for the three months ended March 31, 2012.

Net loss

Net loss for the three months ended March 31, 2012 was $28,979, decreased by $42,954 compared to net loss of $71,933 for the same period ended March 31, 2011. The decrease in net loss was primarily attributable to the increase in gross profit and the decrease in total operating expenses during current period.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

	For the three months ended
	3/31/2012*	3/31/2011*
Net cash (used in) operating activities	$(42,130)	$(141,478)
Net cash (used in) by investing activities	$0	$(303)
Net cash provided by financing activities	$94,014	$152,809

Net increase in cash and equivalents	$51,884	$11,028
Cash and cash equivalents, beginning of period	$42,651	$6,625
Cash and cash equivalents, end of period	$94,535	$17,653

 * The above financial data have been derived from our unaudited consolidated financial statements for the three months ended March 31, 2012 and 2011.

Operating Activities

Net cash used in operating activities was $42,130 and $141,478 for the three months ended March 31, 2012 and 2011, respectively. Negative cash flows from operation during the three months ended March 31, 2012 was due primarily to the net loss of $28,979, the increase in accounts receivable and inventories in an amount of $30,522 and $71,190, respectively, partially offset by the increase in account payable by $66,078, and the non-cash expenses in total of $25,478, which included bad debt expenses of $1,687, depreciation of $7,529, and amortization of discount to note payable in amount of $16,262. Comparatively, negative cash flows during the three months ended March 31, 2011 were due primarily to the net loss of $71,933, the increase in accounts receivable by $75,223 and the decrease in accounts payable by $62,913, partially offset by the non-cash expenses in total of $23,005, the decrease in inventory in the amount of $6,982, and the increase in deferred revenues in the amount of $28,219.

Investing Activities

Cash used in investing activities mainly consists of capital expenditures, expenditures for property, plant, and equipment.

We had no cash flow from investing activities during the three months ended March 31, 2012. Net cash used in investing activities was $303 during the three months ended March 31, 2011, due to purchase of property and equipment in the period.

Financing Activities

Net cash provided by financing activities was $94,014 and $152,809 for three months ended March 31, 2012 and 2011, respectively. Positive cash flows in the first quarter of 2012 were due to proceeds from notes payable in amount of $42,500, which is due on December 9, 2012 with annual interest at a rate of 8% and is discounted in amount of $30,776 due to the intrinsic value of the beneficial conversion option. We also had proceeds of $65,000 from sales of our common stock, offset by the payments of $13,486 on notes payable. Positive cash flows from financing activities during the three months ended March 31, 2011 were due primarily to the proceeds from notes payable in an amount of $102,500, of which $2,500 from related parties, and the proceeds from stock issuance in amount of 75,000, offset by the payments of total $24,691 on notes payable, of which $10,000 was in connection with related parties’ loan.

(16)

Loan Facilities

We believe that we currently maintain good business relationships with our local banks and note holders. As of March 31, 2012 and December 31, 2011, our outstanding loans payable to non-affiliates on the accompanying consolidated balance sheets were as follows:

	As of
	3/31/2012	12/31/2011
Bank of Granite, 8.5% interest rate, due on March 26, 2012 (1)	$0	$2,377
Bank of NC, 6.5% interest rate, due on June 30, 2013 (2)	57,900	66,337
Greentree Financial Group, 6% interest rate, due on January 1, 2013, net of discount (3)	62,500	50,000
NEKCO LLC, 20% interest rate, due on April 21, 2012 (4)	40,000	40,000
Mark Blumberg, 5.75% interest rate, due on October 1, 2015 (5)	94,151	96,823
Asher Enterprises Inc., 8% interest rate, due on December 9, 2012 (6)	15,486	0
Total notes payable	$270,037	$255,537
Less: Current portion of notes payable	(182,788)	(103,310)
Total long-term notes payable	$87,249	$152,227

(1) The Company has a line of credit with Bank of Granite at an interest rate of prime plus 3 % per annum. The balance on this credit line was paid in full on February 21, 2012. The Company recorded interest expenses of $89 during the three months ended March 31, 2012.

(2) The Company has loan payable to Bank of North Carolina at an interest rate of 6.5% per annum and due on June 30, 2013. The balance of this bank loan was $57,900 as of March 31, 2012, of which $48,237 was classified as short-term loan payable. The Company recorded interest expenses of $784 and $1,519 during the three months ended March 31, 2012 and 2011, respectively.

(3) On January 1, 2011, the Company entered into a convertible promissory note (GT Note) in a principal amount of $100,000 payable to Greentree Financial Group (“Greentree”), which bears an interest rate of 6% per annum and is due on January 1, 2013. Pursuant to GT Note, Greentree has an option to convert all or any portion of the accrued interest and unpaid principal balance of GT Note into the Common Stock of the Company or its successors, at Ten Cents ($.10) per share, no sooner than September 30, 2012. The conversion price associated with GT Note was determined based on the facts that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance.

GT Note is discounted in full amount due to the issuance of 1,000,000 shares of Common Stock as sweetener to GT Note, and a beneficial conversion feature. The fair value of the 1,000,000 shares was $68,245 determined by an arm’s length payable settlement with a non-affiliate since there was nominal trading volume of our common stock in the market, and recorded as discount to note payable, which will be amortized over 2 years starting from January 1, 2011. The remaining discount of $31,755 represented the intrinsic value of the beneficial conversion option, which will be amortized over 2 years starting from January 1, 2011. The Company recorded interest expense related to this note of $14,000 for the three months ended March 31, 2012 and 2011, respectively.

The carry value of GT Note was $62,500 as of March 31, 2012. The 1,000,000 shares of Common Stock were issued on May 13, 2011.

(4) The Company has loan payable to NEKCO, LLC in amount of $40,000 (“Principal Amount”) due on April 21, 2012 (“Maturity Date”). Interest will accrue on the unpaid balance of the Principal Amount from December 21, 2011 until the maturity date of April 21, 2012, at the fixed rate of 20.0% calculated on the basis of a flat interest payment if the loan is repaid on or before Maturity Date. Accordingly, the Company recorded interest expense of $1,973 related to this note during the three months ended March 31, 2012.

(5) The Company has a loan payable to Mark Blumberg (“Mr. Blumberg”), a former member of the Company, at an interest rate of 5.75% per annum and due on October 1, 2015. The loan was due to the redemption of Mr. Blumberg’s membership of the Company pursuant to a settlement agreement entered on January 1, 2011. The balance of this loan was $94,151 as of March 31, 2012, of which $16,566 was classified as short-term loan payable. The Company recorded interest expenses of $928 during the three months ended March 31, 2012.

(6) On March 9, 2012, the Company entered into a convertible promissory note (Asher Note) in a principal amount of $42,500 payable to Asher Enterprises Inc. (“Asher”), which bears an interest rate of 8% per annum and is due on December 9, 2012. Pursuant to Asher Note, Asher has an option to convert all or any portion of the accrued interest and unpaid principal balance of Asher Note into the Common Stock of the Company or its successors, at 58% of the market price, no sooner than September 5, 2012. The conversion price associated with Asher Note was determined based on the facts that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance.

(17)

Asher Note is discounted in amount of $30,776 due to the intrinsic value of the beneficial conversion option, which will be amortized over 180 days, the minimum period in which Asher can recognize the return. Accordingly, the Company recorded interest expense related to this note of $3,966 for the three months ended March 31, 2012.

The carry value of Asher Note was $15,486 as of March 31, 2012.

We do not foresee a squeeze on the availability of credit to fund our operations and meet our growth objectives.

In addition, we had outstanding balances on our notes payable to related parties of the following amounts as of March 31, 2012 and December 31, 2011:

	As of
	3/31/2012	12/31/2011
Shareholder loans, Prime plus 2.5% interest rate, due July 2012	$55,800	$55,800
Loans from officer, 5.5% interest rate, due on demand	60,884	60,884
Loans from company owned by shareholders, 5.5% interest rate, due May 2016	42,500	42,500
Total notes payable – related parties	$159,184	$159,184
Less: Current portion of notes payable – related parties	(116,684)	(116,684)
Total long-term note payable – related parties	$42,500	$42,500

In July 2009, the Company’s shareholders made several loans in total amount of $275,000 to the Company to fund its operations. The shareholder loans were evidenced by promissory notes due in July 2012, with interest at the floating interest rate of Prime plus 2.5%. The interest rate will be adjusted each calendar quarter of January 1, April 1, July 1 and October 1. The principal balance of the shareholder loans was $55,800 as of March 31, 2012. Accordingly, the Company recorded interest expenses of $791 and $782 during the three months ended March 31, 2012 and 2011, respectively.

In addition, the Company had outstanding balances of $60,884 due to the Company’s President as of March 31, 2012. The funds borrowed from the Company’s President were to fund the Company’s operations. The loan agreement was not evidenced by any promissory note, but rather a verbal agreement between the President and the Company. The note is due on demand. Accordingly, the Company recorded interest expenses of $351 and $968 during the three months ended March 31, 2012 and 2011, respectively.

The Company has a loan payable to US Green Pros, LLC, a related party to the Company, at an interest rate of 5.5% per annum and which is due in full on May 17, 2016. The balance of this loan was $42,500 as of March 31, 2012. Accordingly, the Company recorded interest expenses of $524 during the three months ended March 31, 2012.

Capital Expenditures

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need a minimum of $500,000 additional funds for the year of 2012 to meet our expansion objectives.

Overall, we have funded our cash needs from inception through March 31, 2012 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $94,535 on hand as of March 31, 2012. Currently, we do not have enough cash to fund our operations for the next 12 months. This is based on current negative cash flows from operation and working capital deficit. Therefore, we will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $500,000 per year starting in 2011. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we are unable to raise sufficient capital to develop our business plan, we may need to:

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

(18)

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

ITEM 3. QUANTITATIVE ANDQUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2012, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2012, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.

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

(19)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2011.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(20)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ORGANIC PLANT HEALTH INC.

Date: May 21, 2012	By:	/s/ William Styles
William Styles Chief Executive Officer

(21)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(16)