Form 10-Q/A
period 2012-03-31
ORGANIC PLANT HEALTH INC.
filed 2012-05-23
CIK 1517248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

On April 1, 2012, the Company entered into two consulting agreements with a Consultant for business advisory services in exchange for the total issuance of 4,500,000 shares of Common Stock of the Company, of which 2,000,000 shares for the services period from April 1, 2012 through October 1, 2012, and 2,500,000 shares for the services period from April 1, 2012 through March 31, 2013. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.18 per share. The 4,500,000 shares were issued on April 3, 2012. The transactions were independently negotiated between the Company and the Consultant. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance. The stock based compensation preserved the limited cash available currently in the Company.

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

ORGANIC PLANT HEALTH INC.

Date: May 23, 2012	By:	/s/ William Styles
William Styles Chief Executive Officer

(21)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(16)