Form 10-Q
period 2012-06-30
ORGANIC PLANT HEALTH INC.
filed 2012-08-20
CIK 1517248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Yes [ ] No [x]

Number of shares of common stock, par value $.001, outstanding as of August 13, 2012: 67,290,081

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

(1)

(2)

ITEM 1. FINANCIAL STATEMENTS

ORGANIC PLANT HEALTH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$7,183	$42,651
Accounts receivable, net	48,187	48,963
Inventory	79,631	38,812
Total Current Assets	135,001	130,426

Property and equipment, net	91,716	106,774

Other Assets
Security deposits	17,700	6,700
Total Other Assets	17,700	6,700

TOTAL ASSETS	$244,417	$243,900

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$244,726	$199,095
Notes payable - current portion, Net of debt discount	231,535	103,310
Notes payable - related parties	106,684	116,684
Accrued expenses	52,617	30,785
Accrued interest	46,074	30,137
Common stock to be issued	100,000	32,500
Deferred revenues	19,177	55,129
Total Current Liabilities	800,813	567,640

Long-Term Liabilities
Notes payable, Net of debt discount	72,677	152,227
Notes payable - related parties	42,500	42,500
Total Long-Term Liabilities	115,177	194,727

TOTAL LIABILITIES	915,990	762,367

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001; 150,000,000 shares authorized; 66,440,081 and 61,215,081 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	66,440	61,215
Preferred stock, par value $0.001; 5,000,000 shares authorized; none share issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	—	—
Deferred compensation	(336,233)	0
Paid-in capital	1,346,440	671,754
Accumulated deficit	(1,748,220)	(1,251,436)
Total Stockholders' Deficit	(671,573)	(518,467)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$244,417	$243,900

The accompanying notes are an integral part of these consolidated financial statements

(3)

ORGANIC PLANT HEALTH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
REVENUES
Sales	$219,618	$216,515	$470,787	$441,730
Cost of Goods Sold	(114,649)	(88,780)	(195,293)	(162,773)
GROSS PROFIT	104,969	127,735	275,494	278,957

OPERATING EXPENSES
Professional fees	285,747	28,966	303,107	44,322
Rent	33,823	30,839	64,685	60,904
Bank and finance charges	(974)	3,719	2,766	9,126
Depreciation	7,529	7,527	15,058	15,053
Advertising and promotion	22,782	16,738	43,384	52,182
Automobile	3,248	4,589	6,011	8,697
Contract labor	45,237	34,340	63,552	59,473
Credit card processing fees	3,594	3,321	5,581	6,337
Website maintenance	12,280	2,232	12,505	3,227
Insurance	11,243	8,358	20,828	15,051
Travel, meals and entertainment	2,262	3,930	4,388	8,949
Wages and taxes	49,090	58,417	81,249	98,445
Commissions	—	3,178	—	6,202
Supplies	3,687	2,351	6,507	6,747
Telephone and utilities	6,731	7,660	14,764	15,970
Product development	8,509	6,000	11,764	6,000
Bad debt	—	143	1,687	3,122
General and administrative	25,966	15,970	37,816	22,869
TOTAL OPERATING EXPENSES	520,754	238,278	695,652	442,676

LOSS FROM OPERATIONS	(415,785)	(110,543)	(420,158)	(163,719)

OTHER INCOME (EXPENSE)
Other income (expenses)	—	12,951	—	12,951
Interest expense	(52,020)	(19,061)	(76,626)	(37,816)
TOTAL OTHER INCOME (EXPENSE)	(52,020)	(6,110)	(76,626)	(24,865)

LOSS BEFORE PROVISION FOR INCOME TAXES	(467,805)	(116,653)	(496,784)	(188,584)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(467,805)	$(116,653)	$(496,784)	$(188,584)

NET LOSS PER SHARE - BASIC	$(0.01)	**	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	65,802,581	48,444,792	63,496,158	30,957,670

** Less than $(.01)

The accompanying notes are an integral part of these consolidated financial statements

(4)

ORGANIC PLANT HEALTH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	For the six months ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(496,784)	$(188,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,687	3,122
Depreciation	15,058	15,053
Amortization of debt discount	52,296	25,000
Common stock issued for services renderred	264,367	18,750
Changes in assets and liabilities:
Accounts receivable	(911)	(56,958)
Inventory	(40,819)	28,568
Accounts payable	45,632	(91,858)
Accrued expenses	21,832	13,615
Accrued interest	15,937	7,127
Deferred revenues	(35,952)	21,363
Net cash (used in) operating activities	(157,657)	(204,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposits	(11,000)	—
Purchase of property and equipment	—	(303)
Net cash (used in) investing activities	(11,000)	(303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable - related parties	(10,000)	(10,000)
Proceeds from notes payable	75,000	142,500
Payments on notes payable	(24,311)	(27,278)
Proceeds from stock issuance	92,500	102,835
Net cash provided by financing activities	133,189	208,057

Net increase (decrease) in cash and cash equivalents	(35,468)	2,952

Cash and Cash Equivalents, Beginning of Period	42,651	6,625

Cash and Cash Equivalents, End of Period	$7,183	$9,577

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	7,323	$5,688
Cash paid for income taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued to settle accounts payable	$—	$68,245

The accompanying notes are an integral part of these consolidated financial statements

(5)

NOTE 1 BASIS OF PRESENTATION

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

NOTE 2 ORGANIZATION AND BUSINESS BACKGROUND

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

(6)

NOTE 3 RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 4 ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of June 30, 2012 and December 31, 2011:

	As of
	June 30, 2012	December 31, 2011

Gross trade accounts receivable from customers	$52,451	$51,540
Allowance for doubtful customer accounts	(4,264)	(2,577)
Accounts receivable, net	$48,187	$48,963

The Company establishes an allowance for doubtful accounts based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment, which is approximately 5% of accounts receivable outstanding.

During the three and six months ended June 30, 2012, the Company had bad debt expenses of $0 and $1,687, respectively, compared to $143 and 3,122 for the three and six months ended June 30, 2011 respectively, in the accompanying consolidated statements of operations.

(7)

NOTE 5 INVENTORY

Inventory was comprised of the following as of June 30, 2012 and December 31, 2011:

	As of
	June 30, 2012	December 31, 2011

Raw materials	$56,339	$16,665
Work in process	0	0
Finished goods	23,292	22,147
	79,631	38,812
Provision for obsolete inventories	0	0
	$79,631	$38,812

NOTE 6 PROPERTY AND EQUIPMENT

Property and equipments were comprised of the following as of June 30, 2012 and December 31, 2011:

	As of
	June 30, 2012	December 31, 2011
Cost:
Machinery and equipment	$178,309	$178,309
Furniture and fixtures	25,623	25,623
Software	13,252	13,252
Total cost	217,184	217,184
Less: Accumulated depreciation	(125,468)	(110,410)
Property and equipment, net	$91,716	$106,774

Depreciation expense was $7,529 and $15,058 for the three and six months ended June 30, 2012, respectively. Compared to $7,527 and $15,053 for the three and six months ended June 30, 2011 respectively.

(8)

NOTE 7 NOTES PAYABLE

The Company had outstanding balances on its notes payable of the following amounts as of June 30, 2012 and December 31, 2011:

	As of
	June 30, 2012	December 31, 2011
Bank of Granite, 8.5% interest rate, due on March 26, 2012 (1)	$0	$2,377
Bank of NC, 6.5% interest rate, due on June 30, 2013 (2)	49,332	66,337
Greentree Financial Group, 6% interest rate, due on January 1, 2013, net of discount (3)	75,000	50,000
NEKCO LLC, 20% interest rate, due on April 21, 2012. Default interest rate is 5% per month (4)	40,000	40,000
Mark Blumberg, 5.75% interest rate, due on October 1, 2015 (5)	91,894	96,823
Asher Enterprises Inc., 8% interest rate, due on December 9, 2012, net of discount (6)	31,045	0
Asher Enterprises Inc., 8% interest rate, due on February 4, 2013, net of discount (7)	16,941
Total notes payable	$304,212	$255,537
Less: Current portion of notes payable	(231,535)	(103,310)
Total long-term notes payable	$72,677	$152,227

(1) The Company has a line of credit with Bank of Granite at an interest rate of prime plus 3 % per annum. The balance on this credit line was paid in full on February 21, 2012. The Company recorded interest expenses of $89 during the six months ended June 30, 2012.

(2) The Company has loan payable to Bank of North Carolina at an interest rate of 6.5% per annum and due on June 30, 2013. The balance of this bank loan was $49,332 as of June 30, 2012, all of which was classified as short-term loan payable. The Company recorded interest expenses of $648 and $1,428 during the three and six months ended June 30, 2012, respectively.

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

GT Note is discounted in full amount due to the issuance of 1,000,000 shares of Common Stock as sweetener to GT Note, and a beneficial conversion feature. The fair value of the 1,000,000 shares was $68,245 determined by an arm’s length payable settlement with a non-affiliate since there was nominal trading volume of our common stock in the market, and recorded as discount to note payable, which will be amortized over 2 years starting from January 1, 2011. The remaining discount of $31,755 represented the intrinsic value of the beneficial conversion option, which will be amortized over 2 years starting from January 1, 2011. The Company recorded interest expense related to this note of $14,000 and $28,000 for the three and six months ended June 30, 2012, respectively.

The carry value of GT Note was $75,000 as of June 30, 2012. The 1,000,000 shares of Common Stock were issued on May 13, 2011.

(4) The Company has loan payable to NEKCO, LLC in amount of $40,000 (“Principal Amount”) due on April 21, 2012 (“Maturity Date”). Interest will accrue on the unpaid balance of the Principal Amount from December 21, 2011 until the maturity date of April 21, 2012, at the fixed rate of 20.0% calculated on the basis of a flat interest payment if the loan is repaid on or before Maturity Date. In the event the note was not paid in full as of the Maturity Date, the default interest will be accrued at a rate of 5% per month on the outstanding balance. Accordingly, the Company recorded interest expense of $5,060 and $7,033 related to this note during the three and six months ended June 30, 2012, respectively.

(5) The Company has a loan payable to Mark Blumberg (“Mr. Blumberg”), a former member of the Company, at an interest rate of 5.75% per annum and due on October 1, 2015. The loan was due to the redemption of Mr. Blumberg’s membership of the Company pursuant to a settlement agreement entered on January 1, 2011. The balance of this loan was $91,894 as of June 30, 2012, of which $19,217 was classified as short-term loan payable. The Company recorded interest expenses of $1,343 and $2,271 during the three and six months ended June 30, 2012, respectively.

(6) On March 9, 2012, the Company entered into a convertible promissory note (Asher Note I) in a principal amount of $42,500 payable to Asher Enterprises Inc. (“Asher”), which bears an interest rate of 8% per annum and is due on December 9, 2012. Pursuant to Asher Note I, Asher has an option to convert all or any portion of the accrued interest and unpaid principal balance of Asher Note I into the Common Stock of the Company or its successors, at 58% of the market price, no sooner than September 5, 2012. The conversion price associated with Asher Note I was determined based on the facts that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance.

Asher Note I is discounted in amount of $30,776 due to the intrinsic value of the beneficial conversion option, which will be amortized over 180 days, the minimum period in which Asher can recognize the return. Accordingly, the Company recorded interest expense related to this note of $16,407 and $20,373 for the three and six months ended June 30, 2012, respectively.

The carry value of Asher Note I was $31,045 as of June 30, 2012.

(7) On April 30, 2012, the Company entered into a convertible promissory note (Asher Note II) in a principal amount of $32,500 payable to Asher Enterprises Inc. (“Asher”), which bears an interest rate of 8% per annum and is due on February 4, 2013. Pursuant to Asher Note II, Asher has an option to convert all or any portion of the accrued interest and unpaid principal balance of Asher Note II into the Common Stock of the Company or its successors, at 58% of the market price, no sooner than October 27, 2012. The conversion price associated with Asher Note II was determined based on the facts that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance.

Asher Note II is discounted in amount of $23,534 due to the intrinsic value of the beneficial conversion option, which will be amortized over 180 days, the minimum period in which Asher can recognize the return. Accordingly, the Company recorded interest expense related to this note of $8,410 for the three months ended June 30, 2012.

The carry value of Asher Note II was $16,941 as of June 30, 2012.

(9)

NOTE 8 NOTES PAYABLE – RELATED PARTIES

The Company had outstanding balances on its notes payable – related parties of the following amounts as of June 30, 2012 and December 31, 2011:

	As of
	June 30, 2012	December 31, 2011
Shareholder loans, Prime plus 2.5% interest rate, due July 2012	$55,800	$55,800
Loans from officer, 5.5% interest rate, due on demand	50,884	60,884
Loans from company owned by shareholders, 5.5% interest rate, due May 2016	42,500	42,500
Total notes payable – related parties	$149,184	$159,184
Less: Current portion of notes payable – related parties	(106,684)	(116,684)
Total long-term note payable – related parties	$42,500	$42,500

In July 2009, the Company’s shareholders made several loans in total amount of $275,000 to the Company to fund its operations. The shareholder loans were evidenced by promissory notes due in July 2012, with interest at the floating interest rate of Prime plus 2.5%. The interest rate will be adjusted each calendar quarter of January 1, April 1, July 1 and October 1. The principal balance of the shareholder loans was $55,800 as of June 30, 2012. Accordingly, the Company recorded interest expenses of $800 and $1,591 during the three and six months ended June 30, 2012, respectively.

In addition, the Company had outstanding balances of $50,884 due to the Company’s President as of June 30, 2012. The funds borrowed from the Company’s President were to fund the Company’s operations. The loan agreement was not evidenced by any promissory note, but rather a verbal agreement between the President and the Company. The note is due on demand. Accordingly, the Company recorded interest expenses of $1,421 and $2,972 during the three and six months ended June 30, 2012, respectively.

The Company has a loan payable to US Green Pros, LLC, a related party to the Company, at an interest rate of 5.5% per annum and which is due in full on May 17, 2016. The balance of this loan was $42,500 as of June 30, 2012. Accordingly, the Company recorded interest expenses of $530 and $1,054 during the three and six months ended June 30, 2012, respectively.

(10)

NOTE 9 COMMON STOCK TO BE ISSUED

As of June 30, 2012 and December 31, 2011, the Company had common stock to be issued in amount of $100,000 and $32,500, respectively, which were in connection with the transactions as below:

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

During the first quarter of 2012, one of the current shareholders submitted subscription agreement to the Company regarding the purchase of 800,000 shares of the Company’s Common Stock at a price of $.05 per share, or cash payment of total $40,000. The transaction was independently negotiated between the Company and the investor. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time entering the subscription agreement. The proceeds from the subscription agreement, which were collected in full during the first quarter of 2012, mitigated the Company’s cash pressure in short term. The 800,000 shares have not been granted or issued as of the date of this report.

During the second quarter of 2012, three investors submitted subscription agreements to the Company regarding the purchase of total 550,000 shares of the Company’s Common Stock at a price of $.05 per share, or cash payment of total $27,500. The transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time entering the subscription agreements. The proceeds from the subscription agreements, which were collected in full during the second quarter of 2012, mitigated the Company’s cash pressure in short term. The 550,000 shares have not been granted or issued as of the date of this report.

(11)

NOTE 10 CAPITAL TRANSACTIONS

During the first quarter of 2012, one investor submitted subscription agreement to the Company regarding the purchase of 125,000 shares of the Company’s Common Stock at a price of $.20 per share, or cash payment of total $25,000. The transaction was independently negotiated between the Company and the investor. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time entering the subscription agreement. The proceeds from the subscription agreement, which were collected in full during the first quarter of 2012, mitigated the Company’s cash pressure in short term. The 125,000 shares were issued on April 4, 2012.

NOTE 11 STOCK BASED COMPENSATION

On April 1, 2012, the Company entered into two consulting agreements with a Consultant for business advisory services in exchange for the total issuance of 5,700,000 shares of Common Stock of the Company, of which 2,500,000 shares for the services period from April 1, 2012 through September 30, 2012, and 3,200,000 shares for the services period from April 1, 2012 through March 31, 2013. The fair value of the stock issuance was determined by 70% of market value of the Company’s Common Stock on the grant date, at a price of approximately $.126 per share. Accordingly, the Company calculated the stock based compensation of $718,200 at its fair value and booked pro rata within the relative service periods. For the six months ended June 30, 2012, the Company recognized stock based compensation of $258,300 to the consolidated statements of operations. In addition, the Company recorded deferred compensation of $308,700 to the consolidated balance sheet as of June 30, 2012 reflecting the issuance of 4,500,000 shares on April 3, 2012.

The transactions were independently negotiated between the Company and the Consultant. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance. The stock based compensation preserved the limited cash available currently in the Company.

On June 4, 2012, the Company entered into an agreement with a Consultant for marketing services during the period from June 4, 2012 through December 3, 2012 in exchange for the total issuance of 750,000 shares of Common Stock. The fair value of the stock issuance was determined by 70% of market value of the Company’s Common Stock on the grant date, at a price of approximately $.056 per share. Accordingly, the Company calculated the stock based compensation of $42,000 at its fair value and booked pro rata within the relative service periods. For the six months ended June 30, 2012, the Company recognized stock based compensation of $6,067 to the consolidated statements of operations. In addition, the Company recorded deferred compensation of $27,533 to the consolidated balance sheet as of June 30, 2012 reflecting the issuance of 600,000 shares on June 20, 2012.

The transactions were independently negotiated between the Company and the Consultant. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance. The stock based compensation preserved the limited cash available currently in the Company.

(12)

NOTE 12 COMMITMENT AND CONTINGENCIES

The Company leases its retail stores and manufacturing facilities under non-cancelable operating lease agreements.  The Company has no long-term lease agreements as the current expansion plans call for the Company to move to larger manufacturing and warehousing facilities in 2012. The Company is currently working on a new lease agreement.

For the three and six months ended June 30, 2012, the Company had rental expenses of $33,823 and $64,685, respectively.

NOTE 13 LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the three and six months ended June 30, 2012 and 2011, respectively.  There was no dilutive earning per share due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net loss	$(467,805)	$(116,653)	$(496,784)	$(188,584)

Net loss per share - basic	$(0.01)	**	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic	65,802,581	48,444,792	63,496,158	30,957,670

** Less than $.01

(13)

NOTE 14 CONCENTRATION AND RISK

(1) Major Customers

During the six months ended June 30, 2012, major customers with their revenues are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$52,733	12%		$0
	Total	$52,733	12%	Total:	$0

During the six months ended June 30, 2011, major customers with their revenues are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$64,546	11%		$29,503
	Total	$64,546	11%	Total:	$29,503

(2) Major Vendors

During the six months ended June 30, 2012, major vendors are presented as follows:

Vendors		Purchase			Accounts Payable
Vendor A		$119,809	56%		$31,352
Vendor B		39,790	19%		0
Vendor C		9,500	4%		743
Vendor D		8,500	4%		3,023
	Total	$177,599	83%	Total:	$35,118

During the six months ended June 30, 2011, major vendors are presented as follows:

Vendors		Purchases			Accounts Payable
Vendor A		$50,818	21%		$0
Vendor B		35,520	15%		$0
Vendor C		20,493	9%		5,100
Vendor D		9,373	4%		6,900
	Total	$116,204	49%	Total:	$12,000

(3) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(14)

NOTE 15 GOING CONCERN

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2012, the Company had an accumulated deficit of $1,748,220. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in raw materials costs, as well as packaging costs; and (b) expansion of the business model into new markets. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2012. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

Management is confident that funds raised through the registration statement effective with the SEC on February 10, 2012 will allow the Company to build out its infrastructure and make key hires in sales and sales management that will increase revenues significantly and return the Company to profitability in the short term.

NOTE 16 SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than the followings.

On July 6, 2012, the Company issued an additional 850,000 shares to the Consultant in connection with the two consulting agreements entered on April 1, 2012, see Note 11.

(15)

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

(16)

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

(17)

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

Consolidated Statements of Operations Data	For the three months ended		For the three months ended		For the six months ended		For the six months ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2012
	USD	% of	USD	% of	USD	% of	USD	% of
		Revenue		Revenue		Revenue		Revenue
Revenues	$219,618	— %	$216,515	— %	$470,787	— %	$441,730	— %
Cost of Sales	$(114,649)	52%	$(88,780)	41%	$(195,293)	41%	$(162,773)	37%
Gross profit	$104,969	48%	$127,735	59%	$275,494	59%	$278,957	63%
Operating expenses	$520,754	237%	$238,278	110%	$695,652	148%	$442,676	100%
(Loss) from operations	$(415,785)	189%	$(110,543)	51%	$(420,158)	89%	$(163,719)	37%
Other (expense)	$(52,020)	24%	$(6,110)	3%	$(76,626)	16%	$(24,865)	6%
Net (loss) before income taxes	$(467,805)	213%	$(116,653)	54%	$(496,784)	106%	$(188,584)	43%
Net (loss)	$(467,805)	213%	$(116,653)	54%	$(496,784)	106%	$(188,584)	43%

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

Revenue for the three and six months ended June 30, 2012 was $219,618 and $470,787, respectively, including licensing revenue of $17,877 and $35,952 during the three-month and six-month periods, respectively. Comparatively, we had revenues of $216,515 and $441,730 for the three and six months ended June 30, 2011, respectively. The slightly higher revenues in 2012 were due to the increase in licensing revenue, which was generated from the sale of license agreements, and optional license agreements, to approved distribution partners that desire to represent us in developing sales and marketing agreements with potential wholesale customers.

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

(18)

There are several trends that currently affect our revenues.

i) Economic Trends: Management conservatively expects that effects from the recession will continue to linger through 2012 and into 2013. Lingering effects from the recession could continue to adversely affect revenues and gross profits, and if this occurs it could adversely affect the company’s ability to continue operations.

ii) Consumer Trends: Management expects that, generally, consumers will show increased interest in products that support sustainability, conserve energy, conserve water and use fewer natural resources. Although this statement is unsubstantiated, it is widely accepted that, globally, consumers are tending towards a greater concern for the environment and using products that have a lower impact on the environment and the use of natural resources. Without partial or full funding to provide for initial sales force expansion and the development of new packing and branding strategy the company will be likely not be in a sufficient position to take full advantage of this increased interest.

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

Revenues less Sales Tax

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Mathews Retail	$122,477	$ 130,644	$257,553	$249,612
Wholesale	$78,286	$73,498	$193,275	$207,964

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

Cost of Goods Sold

Our cost of goods sold consists primarily of costs of raw materials and direct labor, and other costs directly attributable to the production of our products. Write-down of inventories to lower of cost or market is also recorded in cost of goods sold. Cost of goods sold for the three months ended June 30, 2012 was $114,649, increased by $25,869, or approximately 29% from $88,780 for the comparable period in 2011. For the six months ended June 30, 2012, we had cost of goods sold in an amount of $195,293, increased by $32,520, or approximately 20% from $162,773 for the comparable period in 2011. We experienced a slightly higher cost on certain commodity components, and reduced costs on certain other commodity components during the three and six months ended June 30, 2012. Commodity components that increased in cost include a pasteurized poultry litter base that provides a source of organic nutrients, (Nitrogen, Phosphorous and Potassium), as well as beneficial bacteria and micorrhizal fungi, which add bio-diversity to the soil. Commodity components that decreased in cost include one source or organic acids (Humic Acid and Fulvic Acid derived from plant extracts). Although we achieved a greater impact in overall retail sales for the region, fewer of those retail sales occurred at our Matthews retail store. As referenced above, we believe the long-term gross revenues from our increasing number of wholesale customers will far exceed the sales potential at our Matthews’ retail store, simply because adding additional wholesale partners is much faster and significantly less costly than expanding our existing retail store, or opening additional brick and mortar retail stores.

(19)

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

Gross profit

Our gross profit is obtained based upon our total revenues minus our cost of goods sold for a particular period. Gross profit for the three months ended June 30, 2012 was $104,969, decreased by 22,766, or approximately 18% from $127,735 for the comparable period in 2011. For the six months ended June 30, 2012, we had gross profit in an amount of $275,494, which was approximately equal to the gross profit for the comparable period in 2011. The decrease in gross profit during the three months ended June 30, 2012 was primarily attributable to the increase in less profitable wholesale sales to our retail partners over the same period a year ago and a decrease in the more profitable retail sales from our Matthews retail store. Gross profits also continue to be adversely affected by ongoing effects from the recession. We expect the recession to continue to impact sales and gross profits negatively over the next 2-3 years. Even if the economy recovers more quickly than expected, there is no assurance that sales and gross profits will increase.

Operating expenses

Our operating expenses were $520,754 for the three months ended June 30, 2012, increased by $282,476, or approximately 119%, compared to operating expenses of $238,278 for the same period in 2011. Our operating expenses were $695,652 for the six months ended June 30, 2012, increased by $252,976, or approximately 57%, compared to operating expenses of $442,676 for the same period in 2011. The significant increase in operating expense during the first half of 2012 was primarily attributable to the non-cash compensation, which were $264,367 for the six months ended June 30, 2012, of which $157,500 resulting from the issuance of 2,500,000 shares of common stock for business advisory services in a term of 6 months effective from April 1, 2012 through September 30, 2012, $100,800 resulting from the issuance of 3,200,000 shares of common stock for business advisory services in a term of 1 year effective from April 1, 2012 through March 31, 2013, and $6,067 resulting from the issuance of 750,000 shares of common stock for marketing services in a term of 6 months effective June 4, 2012 through December 3, 2012. All the shares issuances were valued based on 70% of market price on the grant date and booked pro rata within the relative service periods. Comparatively, the Company had non-cash consulting expenses of $18,750 during the six months ended June 30, 2011.

Except for the non-cash compensation, our fixed expenses remained fairly constant from year to year. We realized some savings as the result of sufficient cost control during the first half of 2012, such as the decrease in advertising and salaries by $8,798, and $17,196, respectively. We are working to reduce some of the fixed expenses to maintain positive cash flow during the third quarter of 2012. However, the reduction in fixed expenses was offset by the additional expenses incurred as a result of becoming a publicly traded company in the United States. Such increase included legal service fees, audit fees and other cash or non-cash payments for professional services. In addition, we expect an increase in overall expenses during 2012 due to the plan to hire 2-3 new sales employees. However, there is no assurance that we will be able to hire new sales and support staff, and this could negatively affect our ability to generate new sales for the period and this could impact the Company’s operations and ability to continue operations.

Management has determined that executing a new packaging strategy will reduce our expenses associated with this part of our operating expenses. We have retained Kaleidoscope-Chicago, a branding and packaging design company to help us with the development of this packaging strategy. This will include pre-printed bags and pre-printed product labels. Not only will this reduce our expenses, it will help us to compete better, head-to–head on retailer shelves. Currently all products labels are printed in-house at greater cost per unit, but with lower upfront costs. We anticipate converting to the new packaging in mid to late 2012 depending upon receipt of funding. However if we are not able to convert to the new packaging strategy, our expenses will remain higher and this could negatively affect operations, and could cause our end pricing to the retailer to be so high as to not be competitive. This would also affect our revenues and our sell through at the retail level and this could jeopardize the Company’s ability to generate sufficient revenue to continue operations.

(20)

Interest expense

Interest expense for the three and six months ended June 30, 2012 was $52,020 and $76,626, respectively, which was an increase of $32,959, or approximately 173%, and $38,810, or approximately 103%, respectively, compared to interest expense of $19,061 and $37,816 for the three and six months ended June 30, 2011, respectively. An increase in interest expenses in 2012 was due primarily to interest charges on 2 new convertible promissory notes in amount of $42,500, dated March 9, 2012, and $32,500, dated April 30, 2012, respectively. Both notes bear interest at a rate of 8% per annum and were discounted in amount of $30,776 and $23,534, respectively, due to the intrinsic value of the beneficial conversion option, which will be amortized over 180 days, the minimum period in which the note holder can recognize the return. Accordingly, the Company recorded interest expense related to the notes in amount of $20,373 and $8,410, respectively, for the six months ended June 30, 2012.

Net loss

Net loss for the three and six months ended June 30, 2012 was $467,805 and $496,784, respectively, increased by $351,152 and $308,200, compared to net loss of $116,653 and $188,854 for the same periods in 2011. The increase in net loss was primarily attributable to the decrease in gross profit and the increase in non-cash compensation and interest expenses during the three and six months ended June 30, 2012.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

	For the six months ended
	June 30, 2012*	June, 30, 2011*
Net cash (used in) by operating activities	$(157,657)	$(204,802)

Net cash (used in) investing activities	$(11,000)	$(303)
Net cash provided by financing activities	$133,189	$208,057

Net increase (decrease) in cash and equivalents	$(35,468)	$2,952
Cash and cash equivalents, beginning of period	$42,651	$6,625
Cash and cash equivalents, end of period	$7,183	$9,577

 * The above financial data have been derived from our unaudited consolidated financial statements for the six months ended June 30, 2012 and 2011.

Operating Activities

Net cash used in operating activities was $157,657 and $204,802 for the six months ended June 30, 2012 and 2011, respectively. Negative cash flows from operation during the six months ended June 30, 2012 was due primarily to the net loss of $496,784, the increase in inventory in an amount of $40,819 and the decrease in deferred revenues by $35,952, partially offset by the increase in accounts payable by $45,632, the increase in accrued expenses and accrued interest in amount of $21,832 and $15,937, respectively, and the non-cash expenses in total of $333,408, which included bad debt expenses of $1,687, depreciation of $15,058, amortization of discount to note payable in amount of $52,296, and common stock issued for services rendered in an amount of $264,367. Comparatively, negative cash flows from operation during the same period in 2011 was due to the net loss of $188,854, increase in accounts receivables by $56,958 and the decrease in accounts payable by 91,858, partially offset by the non-cash expenses totaling of $61,925, and the increase in accrued expenses and deferred revenues by $13,615 and $21,363, respectively.

(21)

Investing Activities

Cash used in investing activities mainly consists of capital expenditures, expenditures for property, plant, and equipment.

We had cash flow of $11,000 used in investing activities during the six months ended June 30, 2012 due to the security deposits. Net cash used in investing activities was $303 during the six months ended June 30, 2011, due primarily to purchase of property and equipment in the period.

Financing Activities

Net cash provided by financing activities was $133,189 for the six months ended June 30, 2012, due primarily to the proceeds from notes payable in an amount of $75,000, and the proceeds from stock issuance in amount of $92,500, offset by the payments of total $34,311 to notes payable, of which $10,000 was in connection with related parties’ loan. Comparatively, we had cash inflow of $208,057 during the same period in 2011 due to the proceeds from notes payable in an amount of $142,500, and the proceeds from stock issuance in amount of $102,835, offset by the payments of total $37,278 to notes payable, of which $10,000 was in connection with related parties’ loan.

Loan Facilities

We believe that we currently maintain good business relationships with our local banks and note holders. As of June 30, 2012 and December 31, 2011, our outstanding loans payable to non-affiliates on the accompanying consolidated balance sheets were as follows:

	As of
	June 30, 2012	December 31, 2011
Bank of Granite, 8.5% interest rate, due on March 26, 2012 (1)	$0	$2,377
Bank of NC, 6.5% interest rate, due on June 30, 2013 (2)	49,332	66,337
Greentree Financial Group, 6% interest rate, due on January 1, 2013, net of discount (3)	75,000	50,000
NEKCO LLC, 20% interest rate, due on April 21, 2012. Default interest rate is 5% per month (4)	40,000	40,000
Mark Blumberg, 5.75% interest rate, due on October 1, 2015 (5)	91,894	96,823
Asher Enterprises Inc., 8% interest rate, due on December 9, 2012, net of discount (6)	31,045	0
Asher Enterprises Inc., 8% interest rate, due on February 4, 2013, net of discount (7)	16,941
Total notes payable	$304,212	$255,537
Less: Current portion of notes payable	(231,535)	(103,310)
Total long-term notes payable	$72,677	$152,227

(1) The Company has a line of credit with Bank of Granite at an interest rate of prime plus 3 % per annum. The balance on this credit line was paid in full on February 21, 2012. The Company recorded interest expenses of $89 during the six months ended June 30, 2012.

(2) The Company has loan payable to Bank of North Carolina at an interest rate of 6.5% per annum and due on June 30, 2013. The balance of this bank loan was $49,332 as of June 30, 2012, all of which was classified as short-term loan payable. The Company recorded interest expenses of $648 and $1,428 during the three and six months ended June 30, 2012, respectively.

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

(22)

GT Note is discounted in full amount due to the issuance of 1,000,000 shares of Common Stock as sweetener to GT Note, and a beneficial conversion feature. The fair value of the 1,000,000 shares was $68,245 determined by an arm’s length payable settlement with a non-affiliate since there was nominal trading volume of our common stock in the market, and recorded as discount to note payable, which will be amortized over 2 years starting from January 1, 2011. The remaining discount of $31,755 represented the intrinsic value of the beneficial conversion option, which will be amortized over 2 years starting from January 1, 2011. The Company recorded interest expense related to this note of $14,000 and $28,000 for the three and six months ended June 30, 2012, respectively.

The carry value of GT Note was $75,000 as of June 30, 2012. The 1,000,000 shares of Common Stock were issued on May 13, 2011.

(4) The Company has loan payable to NEKCO, LLC in amount of $40,000 (“Principal Amount”) due on April 21, 2012 (“Maturity Date”). Interest will accrue on the unpaid balance of the Principal Amount from December 21, 2011 until the maturity date of April 21, 2012, at the fixed rate of 20.0% calculated on the basis of a flat interest payment if the loan is repaid on or before Maturity Date. In the event the note was not paid in full as of the Maturity Date, the default interest will be accrued at a rate of 5% per month on the outstanding balance. Accordingly, the Company recorded interest expense of $5,060 and $7,033 related to this note during the three and six months ended June 30, 2012, respectively.

(5) The Company has a loan payable to Mark Blumberg (“Mr. Blumberg”), a former member of the Company, at an interest rate of 5.75% per annum and due on October 1, 2015. The loan was due to the redemption of Mr. Blumberg’s membership of the Company pursuant to a settlement agreement entered on January 1, 2011. The balance of this loan was $91,894 as of June 30, 2012, of which $19,217 was classified as short-term loan payable. The Company recorded interest expenses of $1,343 and $2,271 during the three and six months ended June 30, 2012, respectively.

(6) On March 9, 2012, the Company entered into a convertible promissory note (Asher Note I) in a principal amount of $42,500 payable to Asher Enterprises Inc. (“Asher”), which bears an interest rate of 8% per annum and is due on December 9, 2012. Pursuant to Asher Note I, Asher has an option to convert all or any portion of the accrued interest and unpaid principal balance of Asher Note I into the Common Stock of the Company or its successors, at 58% of the market price, no sooner than September 5, 2012. The conversion price associated with Asher Note I was determined based on the facts that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance.

Asher Note I is discounted in amount of $30,776 due to the intrinsic value of the beneficial conversion option, which will be amortized over 180 days, the minimum period in which Asher can recognize the return. Accordingly, the Company recorded interest expense related to this note of $16,407 and $20,373 for the three and six months ended June 30, 2012, respectively.

The carry value of Asher Note I was $31,045 as of June 30, 2012.

(7) On April 30, 2012, the Company entered into a convertible promissory note (Asher Note II) in a principal amount of $32,500 payable to Asher Enterprises Inc. (“Asher”), which bears an interest rate of 8% per annum and is due on February 4, 2013. Pursuant to Asher Note II, Asher has an option to convert all or any portion of the accrued interest and unpaid principal balance of Asher Note II into the Common Stock of the Company or its successors, at 58% of the market price, no sooner than October 27, 2012. The conversion price associated with Asher Note II was determined based on the facts that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance.

Asher Note II is discounted in amount of $23,534 due to the intrinsic value of the beneficial conversion option, which will be amortized over 180 days, the minimum period in which Asher can recognize the return. Accordingly, the Company recorded interest expense related to this note of $8,410 for the three months ended June 30, 2012.

(23)

The carry value of Asher Note II was $16,941 as of June 30, 2012.

We do not foresee a squeeze on the availability of credit to fund our operations and meet our growth objectives.

In addition, we had outstanding balances on our notes payable to related parties of the following amounts as of June 30, 2012 and December 31, 2011:

	As of
	June 30, 2012	December 31, 2011
Shareholder loans, Prime plus 2.5% interest rate, due July 2012	$55,800	$55,800
Loans from officer, 5.5% interest rate, due on demand	50,884	60,884
Loans from company owned by shareholders, 5.5% interest rate, due May 2016	42,500	42,500
Total notes payable – related parties	$149,184	$159,184
Less: Current portion of notes payable – related parties	(106,684)	(116,684)
Total long-term note payable – related parties	$42,500	$42,500

In July 2009, the Company’s shareholders made several loans in total amount of $275,000 to the Company to fund its operations. The shareholder loans were evidenced by promissory notes due in July 2012, with interest at the floating interest rate of Prime plus 2.5%. The interest rate will be adjusted each calendar quarter of January 1, April 1, July 1 and October 1. The principal balance of the shareholder loans was $55,800 as of June 30, 2012. Accordingly, the Company recorded interest expenses of $800 and $1,591 during the three and six months ended June 30, 2012, respectively.

In addition, the Company had outstanding balances of $50,884 due to the Company’s President as of June 30, 2012. The funds borrowed from the Company’s President were to fund the Company’s operations. The loan agreement was not evidenced by any promissory note, but rather a verbal agreement between the President and the Company. The note is due on demand. Accordingly, the Company recorded interest expenses of $1,421 and $2,972 during the three and six months ended June 30, 2012, respectively.

The Company has a loan payable to US Green Pros, LLC, a related party to the Company, at an interest rate of 5.5% per annum and which is due in full on May 17, 2016. The balance of this loan was $42,500 as of June 30, 2012. Accordingly, the Company recorded interest expenses of $530 and $1,054 during the three and six months ended June 30, 2012, respectively.

Capital Expenditures

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need a minimum of $500,000 additional funds for the year of 2012 to meet our expansion objectives.

Overall, we have funded our cash needs from inception through June 30, 2012 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $7,183 on hand as of June 30, 2012. Currently, we do not have enough cash to fund our operations for the next 12 months. This is based on current negative cash flows from operation and working capital deficit. Therefore, we will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $500,000 per year starting in 2012. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

(24)

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from our current offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we are unable to raise sufficient capital to develop our business plan, we may need to:

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

(25)

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2012, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2012, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(26)

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

(27)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ORGANIC PLANT HEALTH INC.

Date: August 17, 2012	By:	/s/ William Styles
William Styles Chief Executive Officer

(28)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002