Form 10-Q/A
period 2012-06-30
ORGANIC PLANT HEALTH INC.
filed 2012-10-01
CIK 1517248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

Amendment No. 2

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

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes ☐ No ☒

Number of shares of common stock, par value $.001, outstanding as of August 13, 2012: 67,290,081

(1)

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Amendment No.1 to Quarterly Report on Form 10-Q/A of ORGANIC PLANT HEALTH INC. (the “Company”) for the quarter ended June 30, 2012 (“Amendment No. 1”), that was filed with the U.S. Securities and Exchange Commission on August 22, 2012. The following paragraph was inadvertently checked “NO” on Amendment No. 1. It should be “YES”

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, Amendment No. 1 or the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

Date: October 1, 2012