Form 10-Q
period 2012-09-30
ORGANIC PLANT HEALTH INC.
filed 2012-11-19
CIK 1517248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From ____to _____

Commission File Number: 333-176704

ORGANIC PLANT HEALTH, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	27-2874167
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

9525-100 Monroe Road

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

Yes [x] No [ ]

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

Large accelerated filer	
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).

Yes [ ] No [x]

Number of shares of common stock, par value $.001, outstanding as of November 15, 2012: 72,920,635

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

(1)

(2)

ITEM 1. FINANCIAL STATEMENTS

ORGANIC PLANT HEALTH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

	9/30/2012	12/31/2011
ASSETS
Current Assets
Cash and cash equivalents	$ 56,234	$ 42,651
Accounts receivable, net	60,998	48,963
Inventory	80,747	38,812
Prepayment	798	-
Total Current Assets	198,777	130,426

Property and equipment, net	84,310	106,774

Other Assets
Security deposits	17,700	6,700
Total Other Assets	17,700	6,700

TOTAL ASSETS	$ 300,787	$ 243,900

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$ 317,339	$ 199,095
Notes payable - current portion	282,697	103,310
Notes payable - related parties	106,684	116,684
Accrued expenses	89,110	30,785
Accrued interest	57,051	30,137
Common stock to be issued	72,500	32,500
Deferred revenues	4,848	55,129
Total Current Liabilities	930,229	567,640

Long-Term Liabilities
Notes payable	64,683	152,227
Notes payable - related parties	42,500	42,500
Total Long-Term Liabilities	107,183	194,727

TOTAL LIABILITIES	1,037,412	762,367

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001; 150,000,000 shares authorized; 67,870,081 and 61,215,081 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	67,870	61,215
Preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	-	-
Deferred compensation	(149,589)	-
Paid-in capital	1,504,844	671,754
Accumulated deficit	(2,159,750)	(1,251,436)
Total Stockholders' Deficit	(736,625)	(518,467)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 300,787	$ 243,900

The accompanying notes are an integral part of these consolidated financial statements

(3)

ORGANIC PLANT HEALTH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	For the three months ended		For the nine months ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
REVENUES
Sales	$ 251,792	$ 241,830	$ 722,579	$ 687,421
Cost of Goods Sold	(129,697)	(76,855)	(324,990)	(239,629)
GROSS PROFIT	122,095	164,975	397,589	447,792

OPERATING EXPENSES
Professional fees	326,985	59,883	630,092	104,204
Rent	25,285	30,895	89,970	91,799
Bank and finance charges	441	4,082	3,207	13,208
Depreciation	7,406	7,527	22,464	22,580
Advertising and promotion	10,376	23,541	53,760	75,723
Automobile	1,833	3,242	7,844	11,939
Contract labor	14,995	24,137	78,547	83,610
Credit card processing fees	1,474	3,881	7,055	10,218
Website maintenance	225	225	12,730	3,452
Insurance	11,563	6,871	32,391	21,922
Travel, meals and entertainment	2,032	2,105	6,420	11,055
Wages and taxes	39,781	51,449	121,030	149,894
Commissions	-	314	-	6,516
Supplies	1,718	3,111	8,225	9,859
Telephone and utilities	8,674	7,290	23,438	23,260
Product development	202	12,500	11,966	18,500
Bad debt	200	-	1,887	3,122
General and administrative	24,800	15,301	62,616	38,170
TOTAL OPERATING EXPENSES	477,990	256,355	1,173,642	699,031

LOSS FROM OPERATIONS	(355,895)	(91,380)	(776,053)	(251,239)

OTHER INCOME (EXPENSE)
Other income (expenses)	3,967	(4,800)	3,967	8,151
Interest expense	(59,602)	(17,515)	(136,228)	(55,331)
TOTAL OTHER INCOME (EXPENSE)	(55,635)	(22,315)	(132,261)	(47,180)

LOSS BEFORE PROVISION FOR INCOME TAXES	(411,530)	(113,695)	(908,314)	(298,419)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (411,530)	$ (113,695)	$ (908,314)	$ (298,419)

NET LOSS PER SHARE - BASIC	$ (0.01)	**	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	67,256,125	60,824,782	64,760,264	40,913,374

** Less than $.01

The accompanying notes are an integral part of these consolidated financial statements

ORGANIC PLANT HEALTH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	For the nine months ended
	9/30/2012	9/30/2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (908,314)	$ (298,419)
Adjustments to reconcile net loss to net cash used by operating activities:
Bad debt expense	1,887	3,122
Depreciation	22,464	22,580
Amortization of discount to note payable	100,047	37,500
Common stock issued for services rendered	558,111	56,250
Common stock to be issued	-	6,750
Changes in assets and liabilities:
Accounts receivable	(13,922)	(93,647)
Inventory	(41,935)	9,320
Prepayment	(798)	-
Accounts payable	118,244	(65,419)
Accrued expenses	58,325	25,185
Accrued interest	26,914	9,434
Deferred revenues	(50,281)	54,378
Net cash (used in) provided by operating activities	(129,258)	(232,966)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposits	(11,000)	-
Purchase of property and equipment	-	(528)
Net cash (used in) investing activities	(11,000)	(528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable - related parties	(10,000)	(22,500)
Proceeds from notes payable	107,500	142,500
Payments on notes payable	(37,859)	(42,264)
Proceeds from stock issuance	94,200	205,482
Net cash provided by (used in) financing activities	153,841	283,218

Net increase (decrease) in cash and cash equivalents	13,583	49,724

Cash and Cash Equivalents, Beginning of Period	42,651	6,625

Cash and Cash Equivalents, End of Period	$ 56,234	$ 56,349

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 9,750	$ 7,965
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued to settle accounts payable	$ -	$ 68,245

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

NOTE - 2 ORGANIZATION AND BUSINESS BACKGROUND

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

(5)

NOTE - 3 RECENTLY ISSUED ACCOUNTING STANDARDS

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. If it is less, the quantitative impairment test is then required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 during the first quarter of fiscal 2013. The adoption of ASU 2011-08 did not impact the Company’s results of operations or financial condition.

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its consolidated financial statements.

(6)

NOTE - 4 ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of September 30, 2012 and December 31, 2011:

	As of
	9/30/2012	12/31/2011

Gross trade accounts receivable from customers	$65,262	$51,540
Allowance for doubtful customer accounts	(4,264)	(2,577)
Accounts receivable, net	$60,998	$48,963

The Company establishes an allowance for doubtful accounts based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment, which is approximately 5% of accounts receivable outstanding.

During the three and nine months ended September 30, 2012, the Company had bad debt expenses of $200 and $1,887, respectively, in the accompanying consolidated statements of operations.

NOTE - 5 INVENTORY

Inventory was comprised of the following as of September 30, 2012 and December 31, 2011:

	As of
	9/30/2012	12/31/2011

Raw materials	$34,609	$16,665
Work in process	0	0
Finished goods	46,138	22,147
	80,747	38,812
Provision for obsolete inventories	0	0
	$80,747	$38,812

NOTE - 6 PROPERTY AND EQUIPMENT

Property and equipments were comprised of the following as of September 30, 2012 and December 31, 2011:

	As of
	9/30/2012	12/31/2011
Cost:
Machinery and equipment	$178,309	$178,309
Furniture and fixtures	25,623	25,623
Software	13,252	13,252
Total cost	217,184	217,184
Less: Accumulated depreciation	(132,874)	(110,410)
Property and equipment, net	$84,310	$106,774

Depreciation expense was $7,406 and $22,464 for the three and nine months ended September 30, 2012, respectively.

(7)

NOTE - 7 NOTES PAYABLE

The Company had outstanding balances on its notes payable of the following amounts as of September 30, 2012 and December 31, 2011:

	As of
	9/30/2012	12/31/2011
Bank of Granite, 8.5% interest rate, due on March 26, 2012 (1)	$0	$2,377
Bank of NC, 6.5% interest rate, due on June 30, 2013 (2)	40,484	66,337
Greentree Financial Group, 6% interest rate, due on January 1, 2013, net of discount (3)	87,500	50,000
NEKCO LLC, 20% interest rate, due on April 21, 2012. Default interest rate is 5% per month (4)	40,000	40,000
Mark Blumberg, 5.75% interest rate, due on October 1, 2015 (5)	87,193	96,823
Asher Enterprises Inc., 8% interest rate, due on December 9, 2012, net of discount -0-(6)	42,500	—
Asher Enterprises Inc., 8% interest rate, due on February 4, 2013, net of discount $3,530 (7)	28,970	—
Asher Enterprises Inc., 8% interest rate, due on April 5, 2013, net of discount $11,768 (8)	20,733	—
Total notes payable	$347,380	$255,537
Less: Current portion of notes payable	(282,697)	(103,310)
Total long-term notes payable	$64,683	$152,227

(1) The Company has a line of credit with Bank of Granite at an interest rate of prime plus 3 % per annum. The balance on this credit line was paid in full on February 21, 2012. The Company recorded interest expenses of $89 during the nine months ended September 30, 2012.

(2) The Company has loan payable to Bank of North Carolina at an interest rate of 6.5% per annum and due on June 30, 2013. The balance of this bank loan was $40,484 as of September 30, 2012, all of which was classified as short-term loan payable. The Company recorded interest expenses of $292 and $1,720 during the three and nine months ended September 30, 2012, respectively.

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

GT Note is discounted in full amount due to the issuance of 1,000,000 shares of Common Stock as sweetener to GT Note, and a beneficial conversion feature. The fair value of the 1,000,000 shares was $68,245 determined by an arm’s length payable settlement with a non-affiliate since there was nominal trading volume of our common stock in the market, and recorded as discount to note payable, which will be amortized over 2 years starting from January 1, 2011. The remaining discount of $31,755 represented the intrinsic value of the beneficial conversion option, which will be amortized over 2 years starting from January 1, 2011. The Company recorded interest expense related to this note of $14,000 and $42,000 for the three and nine months ended September 30, 2012, respectively.

The carry value of GT Note was $87,500 as of September 30, 2012. The 1,000,000 shares of Common Stock were issued on May 13, 2011.

(4) The Company has loan payable to NEKCO, LLC in amount of $40,000 (“Principal Amount”) due on April 21, 2012 (“Maturity Date”). Interest will accrue on the unpaid balance of the Principal Amount from December 21, 2011 until the maturity date of April 21, 2012, at the fixed rate of 20.0% calculated on the basis of a flat interest payment if the loan is repaid on or before Maturity Date. In the event the note was not paid in full as of the Maturity Date, the default interest will be accrued at a rate of 5% per month on the outstanding balance. Accordingly, the Company recorded interest expense of $6,000 and $13,033 related to this note during the three and nine months ended September 30, 2012, respectively.

(5) The Company has a loan payable to Mark Blumberg (“Mr. Blumberg”), a former member of the Company, at an interest rate of 5.75% per annum and due on October 1, 2015. The loan was due to the redemption of Mr. Blumberg’s membership of the Company pursuant to a settlement agreement entered on January 1, 2011. The balance of this loan was $87,193 as of September 30, 2012, of which $22,509 was classified as short-term loan payable. The Company recorded interest expenses of $1,298 and $3,569 during the three and nine months ended September 30, 2012, respectively.

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

Asher Note I is discounted in amount of $30,776 due to the intrinsic value of the beneficial conversion option, which will be amortized over 180 days, the minimum period in which Asher can recognize the return. Accordingly, the Company recorded interest expense related to this note in amount of $12,937 and $33,310 for the three and nine months ended September 30, 2012, respectively.

The carry value of Asher Note I was $42,500 as of September 30, 2012.

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

Asher Note II is discounted in amount of $23,534 due to the intrinsic value of the beneficial conversion option, which will be amortized over 180 days, the minimum period in which Asher can recognize the return. Accordingly, the Company recorded interest expense related to this note in amount of $13,015 and $21,425 for the three and nine months ended September 30, 2012, respectively.

The carry value of Asher Note II was $28,970 as of September 30, 2012.

(8) On July 2, 2012, the Company entered into a convertible promissory note (Asher Note III) in a principal amount of $32,500 payable to Asher Enterprises Inc. (“Asher”), which bears an interest rate of 8% per annum and is due on April 5, 2013. Pursuant to Asher Note III, Asher has an option to convert all or any portion of the accrued interest and unpaid principal balance of Asher Note II into the Common Stock of the Company or its successors, at 58% of the market price, no sooner than December 29, 2012. The conversion price associated with Asher Note III was determined based on the facts that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance.

Asher Note III is discounted in amount of $23,534 due to the intrinsic value of the beneficial conversion option, which will be amortized over 180 days, the minimum period in which Asher can recognize the return. Accordingly, the Company recorded interest expense related to this note in amount of $12,612 for the nine months ended September 30, 2012, respectively.

The carry value of Asher Note III was $20,733 as of September 30, 2012.

(8)

NOTE - 8 NOTES PAYABLE – RELATED PARTIES

The Company had outstanding balances on its notes payable – related parties of the following amounts as of September 30, 2012 and December 31, 2011:

	As of
	9/30/2012	12/31/2011
Shareholder loans, Prime plus 2.5% interest rate, due July 2012	$55,800	$55,800
Loans from officer, 5.5% interest rate, due on demand	50,884	60,884
Loans from company owned by shareholders, 5.5% interest rate, due May 2016	42,500	42,500
Total notes payable – related parties	$149,184	$159,184
Less: Current portion of notes payable – related parties	(106,684)	(116,684)
Total long-term note payable – related parties	$42,500	$42,500

In July 2009, the Company’s shareholders made several loans in total amount of $275,000 to the Company to fund its operations. The shareholder loans were evidenced by promissory notes due in July 2012, with interest at the floating interest rate of Prime plus 2.5%. The interest rate will be adjusted each calendar quarter of January 1, April 1, July 1 and October 1. The loans expired on July 2012, which were in negotiation process to either refinance or pay off.  As of September 30, 2012, the principal balance of the shareholder loans remained unchanged. Accordingly, the Company recorded interest expenses of $808 and $2,399 during the three and nine months ended September 30, 2012, respectively.

In addition, the Company had outstanding balances of $50,884 due to the Company’s President as of September 30, 2012. The funds borrowed from the Company’s President were to fund the Company’s operations. The loan agreement was not evidenced by any promissory note, but rather a verbal agreement between the President and the Company. The note is due on demand. Accordingly, the Company recorded interest expenses of $1,420 and $4,392 during the three and nine months ended September 30, 2012, respectively.

The Company has a loan payable to US Green Pros, LLC, a related party to the Company, at an interest rate of 5.5% per annum and which is due in full on May 17, 2016. The balance of this loan was $42,500 as of September 30, 2012. Accordingly, the Company recorded interest expenses of $535 and $1,589 during the three and nine months ended September 30, 2012, respectively.

NOTE - 9 COMMON STOCK TO BE ISSUED

As of September 30, 2012 and December 31, 2011, the Company had common stock to be issued in amount of $72,500 and $32,500, respectively, which were in connection with the transactions as below:

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

(9)

NOTE - 10 CAPITAL TRANSACTIONS

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

During the second quarter of 2012, five investors submitted subscription agreements to the Company regarding the purchase of total 580,000 shares of the Company’s Common Stock at a price of $.05 per share, or cash payment of total $29,000. The transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time entering the subscription agreements. The proceeds from the subscription agreements, of which $27,500 was collected during the second quarter of 2012 and $1,500 was collected subsequently, mitigated the Company’s cash pressure in short term. The 580,000 shares were issued on September 28, 2012.

NOTE - 11 STOCK BASED COMPENSATION

On April 1, 2012, the Company entered into a consulting agreement with a Consultant for business advisory services during the period from April 1, 2012 through September 30, 2012, in exchange for the issuance of 2,500,000 shares of Common Stock of the Company. The fair value of the stock issuance was determined by 70% of market value of the Company’s Common Stock on the grant date, at a price of approximately $.126 per share. Accordingly, the Company calculated the stock based compensation of $315,000 at its fair value, which was recognized in full to the accompanying consolidated statements of operation since this agreement was deemed fully executed by September 30, 2012.

On April 1, 2012, the Company entered into another consulting agreement with the same Consultant for business advisory services during the period from April 1, 2012 through March 31, 2013, in exchange for the issuance of 3,200,000 shares of Common Stock of the Company. The agreement was amended on October 1, 2012, pursuant to which additional 800,000 shares were issued for compensation. The fair value of the stock issuance was determined by 70% of weighted average price of the Company’s Common Stock on the grant dates, at a price of approximately $.108 per share. Accordingly, the Company calculated the stock based compensation of $431,760 at its fair value and booked pro rata within the relative service periods. For the nine months ended September 30, 2012, the Company recognized stock based compensation of $215,880 to the accompanying consolidated statements of operations. In addition, the Company recorded deferred compensation of $143,220 to the accompanying consolidated balance sheet as of September 30, 2012 reflecting the issuance of 2,850,000 shares during the second and third quarter in 2012.

On June 4, 2012, the Company entered into an agreement with a Consultant for marketing services during the period from June 4, 2012 through December 3, 2012 in exchange for the total issuance of 750,000 shares of Common Stock. The fair value of the stock issuance was determined by 70% of market value of the Company’s Common Stock on the grant date, at a price of approximately $.056 per share. Accordingly, the Company calculated the stock based compensation of $42,000 at its fair value and booked pro rata within the relative service periods. For the nine months ended September 30, 2012, the Company recognized stock based compensation of $27,231 to the accompanying consolidated statements of operations. In addition, the Company recorded deferred compensation of $6,369 to the accompanying consolidated balance sheet as of September 30, 2012 reflecting the issuance of 600,000 shares on June 20, 2012.

The transactions were independently negotiated between the Company and the Consultants. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance. The stock based compensation preserved the limited cash available currently in the Company.

NOTE - 12 COMMITMENT AND CONTINGENCIES

The Company leases its retail stores and manufacturing facilities under non-cancelable operating lease agreements.  The Company has no long-term lease agreements as the current expansion plans call for the Company to move to larger manufacturing and warehousing facilities in 2012. The Company is currently working on a new lease agreement.

For the three and nine months ended September 30, 2012, the Company had rental expenses of $25,285 and $89,970, respectively.

(10)

NOTE - 13 LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the three and nine months ended September 30, 2012 and 2011, respectively.  There was no dilutive earning per share due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	For the three months ended		For the nine months ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011

Net loss	$ (411,530)	$ (113,695)	$ (908,314)	$ (298,419)
Net loss per share - basic	$ (0.01)	**	$ (0.01)	$ (0.01)
Weighted average number of shares outstanding - basic	67,256,125	60,824,782	64,760,264	40,913,374

NOTE - 14 CONCENTRATION AND RISK

(a) Major Customers

During the nine months ended September 30, 2012, major customers with their revenues are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$72,102	11%		$0
Customer B		38,333	6%		6,966
Customer C		37,405	6%		0
Customer D		25,518	4%		2,559
	Total	$173,358	27%	Total:	$9,525

During the nine months ended September 30, 2011, major customers with their revenues are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$69,066	9%		$4,520
Customer B		62,967	9%		22,310
Customer C		42,924	6%		32,450

	Total	$174,957	24%	Total:	$59,280

(b) Major Vendors

During the nine months ended September 30, 2012, major vendors are presented as follows:

Vendors		Purchase			Accounts Payable
Vendor A		$195,812	56%		$76,003
Vendor B		39,790	19%		0
Vendor C		35,453	4%		35,925
Vendor D		20,779	4%		9,740
	Total	$291,834	83%	Total:	$121,668

During the nine months ended September 30, 2011, major vendors are presented as follows:

Vendors		Purchases			Accounts Payable
Vendor A		$66,492	30%		$0
Vendor B		35,520	16%		0
Vendor C		35,164	16%		9728
Vendor D		33,759	15%		0
	Total	$170,935	77%	Total:	$9,728

(c) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(11)

NOTE - 15 GOING CONCERN

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2012, the Company had an accumulated deficit of $2,159,750. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in raw materials costs, as well as packaging costs; and (b) expansion of the business model into new markets. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2012. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

Management is confident that it will secure adequate funding to propel its operations and expansion into new markets. Management is in the process of reviewing several potential funding agreements, which, if one is selected, will provide the necessary resources to meet expansion goals set by the Company for the foreseeable future. These funds, if secured, will be used to fund key initiatives related to the expansion into other markets and product categories, and to fund its ongoing operations. Although management is confident that it will be able to secure such funding, there is no guarantee that such a funding agreement will be secured, nor is there any assurance that if a funding agreement is secured, that the Company will be able to expand its operations into new markets and product categories.

NOTE - 16 SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued. In addition to the transactions disclosed below, the Company does not have other material subsequent events to disclose in these financial statements.

On October 1, 2012, the Company issued 1,500,000 shares of Common Stock to a Consultant for financial strategies services pursuant to the agreement dated August 6, 2012.

On October 3, 2012, the Company issued 125,000 shares of Common Stock to its Security Attorney for legal advisory services previously rendered.

On October 3, 2012, the Company issued 800,000 shares to the Consultant pursuant to the amended services agreement dated October 1, 2012, see Note 11.

On October 3, 2012, the Company issued 150,000 shares to the Consultant pursuant to the agreement dated June 4, 2012, see Note 11.

In October of 2012, the Company issued total 2,475,554 shares to Asher to partially settle the principal and accrued interest of Asher Note I.

(12)

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

(13)

Business Description of the Issuer

Overview

We produce, distribute and sell organic based, natural and environmentally responsible products for the continual care of the urban and suburban landscape. Our products consist of granular and liquid fertilizers, soil conditioners, pest control products and select garden tools. Certain of those products promote and support soil health and plant health in a variety of residential and commercial landscape applications; however, there is no assurance that these products will improve soil health, plant health, control for fungus, diseases and insect infestation in every landscape and every property.

Our products are formulated and blended from raw materials brought in from around the country. Our products and education oriented business practices are designed to appeal to green-minded consumers and businesses, as well as homeowners with do-it-yourself tendencies.  We currently service over 4,500 residential customers located throughout the region, and over 100 commercial landscapers.

We consider our business a part of the “new” Green Economy because many of the products we manufacture and distribute support sustainable plant growth, have less impact on the environment than traditional chemical fertilizers, and support conservation of water if used consistently.

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

We began transitioning to the manufacturing/distribution model in the fall of 2009. We currently sell our exclusive products through 45retail partners. Although, we have not added as many retail partners as initially planned due to the limited cash flow available to support an experienced sales staff, we have experienced some measure of success with the new business model and believe it is viable and will become profitable in the next 18 to 24 months. Management is in the process of reviewing several potential funding agreements, which, if one is selected, will provide the necessary resources to meet expansion goals set by the Company for the foreseeable future. These funds, if secured, will be used to fund key initiatives related to the expansion into other markets and product categories, and to fund its ongoing operations. Although management is confident that it will be able to secure such funding, there is no guarantee that such a funding agreement will be secured, nor is there any assurance that if a funding agreement is secured, that the Company will be able to expand its operations into new markets and product categories.

Without securing a funding agreement, we will have to make significant changes in our operations to sustain the business. We further believe that we will need a minimum of $500,000 over the next 6 to 10 months to achieve our initial expansion goals.

(14)

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

Consolidated Statements of Operations Data	For the three months ended		For the three months ended		For the nine months ended		For the nine months ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
	(restated)				(restated)
	USD	% of	USD	% of	USD	% of	USD	% of
		Revenue		Revenue		Revenue		Revenue
Revenues	$251,792	— %	$241,830	— %	$722,579	— %	$687,421	— %
Cost of Sales	$(129,697)	52%	$(76,855)	32%	$(324,990)	45%	$(239,629)	35%
Gross profit	$122,095	48%	$164,975	68%	$397,589	55%	$447,792	65%
Operating expenses	$477,990	190%	$256,355	106%	$1,173,642	162%	$699,031	102%
(Loss) from operations	$(355,895)	141%	$(91,380)	38%	$(776,053)	107%	$(251,239)	37%
Other (expense)	$(55,635)	22%	$(22,315)	9%	$(132,261)	18%	$(47,180)	7%
Net (loss) before income taxes	$(411,530)	163%	$(113,695)	47%	$(908,314)	126%	$(298,419)	43%
Net (loss)	$(411,530)	163%	$(113,695)	47%	$(908,314)	126%	$(298,419)	43%

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

Revenue for the three and nine months ended September 30, 2012 was $251,792 and $722,579, respectively, including licensing revenue of $14,329 and $50,281,during the three-month and nine-month periods, respectively. Comparatively, we had revenues of $241,830 and $687,421 for the three and nine months ended September 30, 2011, respectively. The slightly higher revenues in 2012 were due to the increase in licensing revenue, which was generated from the sale of license agreements, and optional license agreements, to approved distribution partners that desire to represent us in developing sales and marketing agreements with potential wholesale customers.

Management believes that the effects from the ongoing recession or weakened economy will continue to hamper growth unless the Company increases the number of retail partners purchasing products on a consistent basis. Management is in the process of reviewing several potential funding agreements, which, if one is selected, will provide the necessary resources to meet expansion goals set by the Company for the foreseeable future. These funds, if secured, will be used to fund key initiatives related to the expansion into other markets and product categories, and to fund its ongoing operations. In that case, new revenues over the next 18-24 months will be expected to grow at a pace greater than our operating expenses and bring about profitability. However, there is no assurance that revenues will grow and there is reason to believe that sales will continue to decline under the current economic climate.

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

Revenues less Sales Tax

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Mathews Retail	$181,855	$168,757	$465,992	$405,424
Wholesale	$60,212	$66,451	$211,403	315,051

The above chart shows an increase in retail sales at the Matthews Retail Store, with an offsetting decrease in Wholesale sales.  We believe this is due to improved grass roots marketing in the local market. The decrease in wholesale revenue can be attributed to the loss of a major retail partner who for personal reasons closed their store and moved to another state. We have recently assigned this area to another retail partner who is in the process of rebuilding that business base. For the year, we experienced a significant reduction in wholesale sales for the same reasons noted above. Although the company experienced a step backwards relative to our goals, this is not uncommon in an economy recovering from a deep recession. . Assuming a strengthening economy, sales will likely continue to rebound at the Matthews Retail store, while wholesale revenues should significantly improve based on current expansion activities in Florida. Although management believes these results are reflective of a very slow economic recovery, there is no assurance that the economy will improve nor is there assurance that revenues, in general, will not continue to decline in the current economic climate.

(15)

Cost of Goods Sold

Our cost of goods sold consists primarily of costs of raw materials and direct labor, and other costs directly attributable to the production of our products. Write-down of inventories to lower of cost or market is also recorded in cost of goods sold. Cost of goods sold for the three months ended September 30, 2012 was $129,697, increased by $52,842, or approximately 69% from $76,855 for the comparable period in 2011. For the nine months ended September 30, 2012, we had cost of goods sold in an amount of $324,990, increased by $85,361, or approximately 36% from $239,629 for the comparable period in 2011. We experienced a slightly higher cost on certain commodity components, and reduced costs on certain other commodity components during the three and nine months ended September 30, 2012. Commodity components that increased in cost include a pasteurized poultry litter base that provides a source of organic nutrients, (Nitrogen, Phosphorous and Potassium), as well as beneficial bacteria and micorrhizal fungi, which add bio-diversity to the soil. Commodity components that decreased in cost include one source or organic acids (Humic Acid and Fulvic Acid derived from plant extracts). Although we achieved a greater impact in overall retail sales for the region, fewer of those retail sales occurred at our Matthews retail store. As referenced above, we believe the long-term gross revenues from our increasing number of wholesale customers will far exceed the sales potential at our Matthews’ retail store, simply because adding additional wholesale partners is much faster and significantly less costly than expanding our existing retail store, or opening additional brick and mortar retail stores.

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

Gross profit

Our gross profit is obtained based upon our total revenues minus our cost of goods sold for a particular period. Gross profit for the three months ended September 30, 2012 was $122,095, decreased by $42,880, or approximately 26% from $164,975 for the comparable period in 2011. For the nine months ended September 30, 2012, we had gross profit in an amount of $397,589, decreased by $50,203, or approximately 11% from $447,792 for the comparable period in 2011. The decrease in gross profit during the three and nine months ended September 30, 2012 was primarily attributable to the increase in less profitable wholesale sales to our retail partners over the same period a year ago and a decrease in the more profitable retail sales from our Matthews retail store. Gross profits also continue to be adversely affected by ongoing effects from the recession. We expect the recession to continue to impact sales and gross profits negatively over the next 2-3 years. Even if the economy recovers more quickly than expected, there is no assurance that sales and gross profits will increase.

(16)

Operating expenses

Our operating expenses were $477,990 for the three months ended September 30, 2012, increased by $221,635, or approximately 87%, compared to operating expenses of $256,355 for the same period in 2011. Our operating expenses were $1,173,642 for the nine months ended September 30, 2012, increased by $474,611, or approximately 68%, compared to operating expenses of $699,031 for the same period in 2011. The significant increase in operating expense during the nine months ended September 30, 2012 was primarily attributable to the non-cash compensation, which were $558,111 for the nine months ended September 30, 2012, of which $315,000 resulting from the issuance of 2,500,000 shares of common stock for business advisory services in a term of 6 months effective from April 1, 2012 through September 30, 2012, $215,880 resulting from the issuance of 4,000,000 shares of common stock for business advisory services in a term of 1 year effective from April 1, 2012 through March 31, 2013, and $27,231 resulting from the issuance of 750,000 shares of common stock for marketing services in a term of 6 months effective June 4, 2012 through December 3, 2012. All the shares issuances were valued based on 70% of market price on the grant date and booked pro rata within the relative service periods. Comparatively, the Company had non-cash consulting expenses of $56,250 during the nine months ended September 30, 2011.

Except for the non-cash compensation, our fixed expenses remained fairly constant from year to year. We realized some savings as the result of sufficient cost control during the nine months ended September 30 2012, such as the decrease in advertising and salaries by $21,963, and $28,864, respectively. We are working to reduce some of the fixed expenses to maintain positive cash flow during the fourth quarter of 2012. However, the reduction in fixed expenses was offset by the additional expenses incurred as a result of becoming a publicly traded company in the United States. Such increase included legal service fees, audit fees and other cash or non-cash payments for professional services. In addition, we expect an increase in overall expenses during 2012 due to the plan to hire 2-3 new sales employees. However, there is no assurance that we will be able to hire new sales and support staff, and this could negatively affect our ability to generate new sales for the period and this could impact the Company’s operations and ability to continue operations.

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

Interest expense

Interest expense for the three and nine months ended September 30, 2012 was $59,602 and $136,228, respectively, which was an increase of $42,087, or approximately 240%, and $80,897, or approximately 146%, respectively, compared to interest expense of $17,515 and $55,331 for the three and nine months ended September 30, 2011, respectively. An increase in interest expenses in 2012 was due primarily to interest charges on 3 new convertible promissory notes in amount of $42,500, dated March 9, 2012, $32,500, dated April 30, 2012, and $32,500, dated July 2, 2012, respectively. All three notes bear interest at a rate of 8% per annum and were discounted in amount of $30,776, $23,534 and $23,534, respectively, due to the intrinsic value of the beneficial conversion option, which will be amortized over 180 days, the minimum period in which the note holder can recognize the return. Accordingly, the Company recorded interest expense related to the notes in amount of $33,310, $21,425 and $12,612, respectively, for the nine months ended September 30, 2012.

Net loss

Net loss for the three and nine months ended September 30, 2012 was $411,530 and $908,314, respectively, increased by $297,835 and $609,895, compared to net loss of $113,695 and $298,419 for the same periods in 2011. The increase in net loss was primarily attributable to the decrease in gross profit and the increase in non-cash compensation and interest expenses during the three and nine months ended September 30, 2012.

(17)

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

	For the nine months ended
	September 30, 2012*	September, 30, 2011*
Net cash (used in)/provided by operating activities	$(129,258)	$(232,966)

Net cash (used in)/provided by investing activities	$(11,000)	$(528)
Net cash provided by/(used in) financing activities	$153,841	$283,218

Net increase (decrease) in cash and equivalents	$13,583	$49,724
Cash and cash equivalents, beginning of period	$42,651	$6,625
Cash and cash equivalents, end of period	$56,234	$56,349

 * The above financial data have been derived from our unaudited consolidated financial statements for the nine months ended September 30, 2012 and 2011.

Operating Activities

Net cash used in operating activities was $129,258 and $232,966 for the nine months ended September 30, 2012 and 2011, respectively. Negative cash flows from operation during the nine months ended June 30, 2012 was due primarily to the net loss of $908,314, the increase in inventory in an amount of $41,935 and the decrease in deferred revenues by $50,281, partially offset by the increase in accounts payable by $118,244, the increase in accrued expenses and accrued interest in amount of $58,325 and $26,914, respectively. In addition, the non-cash expenses were in total of $682,509, including bad debt expenses of $1,887, depreciation of $22,464, amortization of discount to note payable in amount of $100,047, and common stock issued for services rendered in an amount of $558,111.

Comparatively, Negative cash flows from operation during the nine months ended September 30, 2011 was due primarily to the net loss of $298,419, the increase in accounts receivable in an amount of $93,647 and the decrease in account payable by $65,419, partially offset by the decrease in inventory by $9,320, the increase in accrued expense and deferred revenue in amount of $25,185 and $54,378, respectively, and the non-cash expenses in total of $126,202, which included bad debt expenses of $3,122, depreciation of $22,580, amortization of discount to note payable in amount of $37,500, and common stock issued for services rendered in an amount of $63,000.

Investing Activities

Cash used in investing activities mainly consists of capital expenditures, expenditures for property, plant, and equipment.

We had cash flow of $11,000 used in investing activities during the nine months ended September 30, 2012 due to the security deposits. Net cash used in investing activities was $528 during the nine months ended September 30, 2011, due primarily to purchase of property and equipment in the period.

Financing Activities

Net cash provided by financing activities was $153,841 for the nine months ended September 30, 2012, due primarily to the proceeds from notes payable in an amount of $107,500, and the proceeds from stock issuance in amount of $94,200, offset by the payments of total $47,859 to notes payable, of which $10,000 was in connection with related parties’ loan. Comparatively, we had cash inflow of $283,218 for the nine months ended September 30, 2011, due primarily to the proceeds from notes payable in an amount of $142,500, and the proceeds from stock issuance in amount of 205,482, offset by the payments of total $64,764 to notes payable, of which $22,500 was in connection with related parties loan.

(18)

Loan Facilities

We believe that we currently maintain good business relationships with our local banks and note holders. As of September 30, 2012 and December 31, 2011, our outstanding loans payable to non-affiliates on the accompanying consolidated balance sheets were as follows:

	As of
	9/30/2012	12/31/2011
Bank of Granite, 8.5% interest rate, due on March 26, 2012 (1)	$0	$2,377
Bank of NC, 6.5% interest rate, due on June 30, 2013 (2)	40,484	66,337
Greentree Financial Group, 6% interest rate, due on January 1, 2013, net of discount (3)	87,500	50,000
NEKCO LLC, 20% interest rate, due on April 21, 2012. Default interest rate is 5% per month (4)	40,000	40,000
Mark Blumberg, 5.75% interest rate, due on October 1, 2015 (5)	87,193	96,823
Asher Enterprises Inc., 8% interest rate, due on December 9, 2012, net of discount -0-(6)	42,500	—
Asher Enterprises Inc., 8% interest rate, due on February 4, 2013, net of discount $3,530 (7)	28,970	—
Asher Enterprises Inc., 8% interest rate, due on April 5, 2013, net of discount $11,768 (8)	20,733	—
Total notes payable	$347,380	$255,537
Less: Current portion of notes payable	(282,697)	(103,310)
Total long-term notes payable	$64,683	$152,227

(1) The Company has a line of credit with Bank of Granite at an interest rate of prime plus 3 % per annum. The balance on this credit line was paid in full on February 21, 2012. The Company recorded interest expenses of $89 during the nine months ended September 30, 2012.

(2) The Company has loan payable to Bank of North Carolina at an interest rate of 6.5% per annum and due on June 30, 2013. The balance of this bank loan was $40,484 as of September 30, 2012, all of which was classified as short-term loan payable. The Company recorded interest expenses of $292 and $1,720 during the three and nine months ended September 30, 2012, respectively.

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

GT Note is discounted in full amount due to the issuance of 1,000,000 shares of Common Stock as sweetener to GT Note, and a beneficial conversion feature. The fair value of the 1,000,000 shares was $68,245 determined by an arm’s length payable settlement with a non-affiliate since there was nominal trading volume of our common stock in the market, and recorded as discount to note payable, which will be amortized over 2 years starting from January 1, 2011. The remaining discount of $31,755 represented the intrinsic value of the beneficial conversion option, which will be amortized over 2 years starting from January 1, 2011. The Company recorded interest expense related to this note of $14,000 and $42,000 for the three and nine months ended September 30, 2012, respectively.

The carry value of GT Note was $87,500 as of September 30, 2012. The 1,000,000 shares of Common Stock were issued on May 13, 2011.

(4) The Company has loan payable to NEKCO, LLC in amount of $40,000 (“Principal Amount”) due on April 21, 2012 (“Maturity Date”). Interest will accrue on the unpaid balance of the Principal Amount from December 21, 2011 until the maturity date of April 21, 2012, at the fixed rate of 20.0% calculated on the basis of a flat interest payment if the loan is repaid on or before Maturity Date. In the event the note was not paid in full as of the Maturity Date, the default interest will be accrued at a rate of 5% per month on the outstanding balance. Accordingly, the Company recorded interest expense of $6,000 and $13,033 related to this note during the three and nine months ended September 30, 2012, respectively.

(5) The Company has a loan payable to Mark Blumberg (“Mr. Blumberg”), a former member of the Company, at an interest rate of 5.75% per annum and due on October 1, 2015. The loan was due to the redemption of Mr. Blumberg’s membership of the Company pursuant to a settlement agreement entered on January 1, 2011. The balance of this loan was $87,193 as of September 30, 2012, of which $22,509 was classified as short-term loan payable. The Company recorded interest expenses of $1,298 and $3,569 during the three and nine months ended September 30, 2012, respectively.

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

Asher Note I is discounted in amount of $30,776 due to the intrinsic value of the beneficial conversion option, which will be amortized over 180 days, the minimum period in which Asher can recognize the return. Accordingly, the Company recorded interest expense related to this note in amount of $12,937 and $33,310 for the three and nine months ended September 30, 2012, respectively.

The carry value of Asher Note I was $42,500 as of September 30, 2012.

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

Asher Note II is discounted in amount of $23,534 due to the intrinsic value of the beneficial conversion option, which will be amortized over 180 days, the minimum period in which Asher can recognize the return. Accordingly, the Company recorded interest expense related to this note in amount of $13,015 and $21,425 for the three and nine months ended September 30, 2012, respectively.

The carry value of Asher Note II was $28,970 as of September 30, 2012.

(8) On July 2, 2012, the Company entered into a convertible promissory note (Asher Note III) in a principal amount of $32,500 payable to Asher Enterprises Inc. (“Asher”), which bears an interest rate of 8% per annum and is due on April 5, 2013. Pursuant to Asher Note III, Asher has an option to convert all or any portion of the accrued interest and unpaid principal balance of Asher Note II into the Common Stock of the Company or its successors, at 58% of the market price, no sooner than December 29, 2012. The conversion price associated with Asher Note III was determined based on the facts that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance.

Asher Note III is discounted in amount of $23,534 due to the intrinsic value of the beneficial conversion option, which will be amortized over 180 days, the minimum period in which Asher can recognize the return. Accordingly, the Company recorded interest expense related to this note in amount of $12,612 for the nine months ended September 30, 2012, respectively.

The carry value of Asher Note III was $20,733 as of September 30, 2012.

(19)

We do not foresee a squeeze on the availability of credit to fund our operations and meet our growth objectives.

In addition, we had outstanding balances on our notes payable to related parties of the following amounts as of September 30, 2012 and December 31, 2011:

	As of
	9/30/2012	12/31/2011
Shareholder loans, Prime plus 2.5% interest rate, due July 2012	$55,800	$55,800
Loans from officer, 5.5% interest rate, due on demand	50,884	60,884
Loans from company owned by shareholders, 5.5% interest rate, due May 2016	42,500	42,500
Total notes payable – related parties	$149,184	$159,184
Less: Current portion of notes payable – related parties	(106,684)	(116,684)
Total long-term note payable – related parties	$42,500	$42,500

In July 2009, the Company’s shareholders made several loans in total amount of $275,000 to the Company to fund its operations. The shareholder loans were evidenced by promissory notes due in July 2012, with interest at the floating interest rate of Prime plus 2.5%. The interest rate will be adjusted each calendar quarter of January 1, April 1, July 1 and October 1. The loans expired on July 2012, which were in negotiation process to either refinance or pay off.  As of September 30, 2012, the principal balance of the shareholder loans remained unchanged. Accordingly, the Company recorded interest expenses of $808 and $2,399 during the three and nine months ended September 30, 2012, respectively.

In addition, the Company had outstanding balances of $50,884 due to the Company’s President as of September 30, 2012. The funds borrowed from the Company’s President were to fund the Company’s operations. The loan agreement was not evidenced by any promissory note, but rather a verbal agreement between the President and the Company. The note is due on demand. Accordingly, the Company recorded interest expenses of $1,420 and $4,392 during the three and nine months ended September 30, 2012, respectively.

The Company has a loan payable to US Green Pros, LLC, a related party to the Company, at an interest rate of 5.5% per annum and which is due in full on May 17, 2016. The balance of this loan was $42,500 as of September 30, 2012. Accordingly, the Company recorded interest expenses of $535 and $1,589 during the three and nine months ended September 30, 2012, respectively.

Capital Expenditures

We project that we will need additional capital to fund operations over the next 18 months. We anticipate we will need a minimum of $500,000 additional funds for the year of 2013 to meet our minimum expansion objectives.

Overall, we have funded our cash needs from inception through September 30, 2012 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $56,234 on hand as of September 30, 2012. Currently, we do not have enough cash to fund our operations for the next 12 months. This is based on current negative cash flows from operation and working capital deficit. Therefore, we will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $500,000 per year starting in 2013. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

(20)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2012, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2012, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(21)

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

(22)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ORGANIC PLANT HEALTH INC.

Date: November 19, 2012	By:	/s/ William Styles
William Styles Chief Executive Officer

(23)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(24)