Form 10-K
period 2012-12-31
ORGANIC PLANT HEALTH INC.
filed 2013-04-15
CIK 1517248

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2012

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 333-176704

ORGANIC PLANT HEALTH, INC.
 (Exact name of registrant as specified in its charter)

Nevada	27-2874167
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

7077 East Marilyn Road, Suite 140
Scottsdale, Arizona 85254
(Address of principal executive offices)

(480) 779-0046
(Issuer's telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [x]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 29, 2012 was approximately $1,648,927 based upon the closing price the common stock.

55,762,941 shares of the registrants’ common stock were outstanding as of March 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. Each of the terms the “Company”, “we” and “our” as used herein refers collectively to refers to Organic Plant Health, Inc., its subsidiary and predecessors, unless indicated otherwise. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1.                 Business

Company Background

We produce, distribute and sell environmentally responsible products for ongoing care and maintenance of residential and commercial lawns, gardens and farms. Our products consist of granular and liquid fertilizers, soil conditioners and pest control products which are generally designed to promote and support soil and plant health in a variety of residential and commercial applications. We were founded in 2007 by Billy Styles and Alan Talbert in Charlotte, North Carolina.

We operate a retail location in Matthews, North Carolina, a suburb of Charlotte, and a distribution facility near Charlotte. We also currently sell our products through 30+ retail partners such as Ace Hardware and independent lawn and garden centers in the North Carolina region. We currently service over 4,500 residential customers and over 100 commercial landscapers.

Our products, which are mostly organic and naturally based, are formulated and blended from raw materials produced and sourced in the U.S. Our products and education oriented focus is designed to appeal to green-minded consumers and businesses, as well as homeowners with do-it-yourself tendencies. We consider our business part of the “Green Economy” because many of our products support sustainable plant growth, have less impact on the environment than traditional chemical fertilizers and pest control products, and support conservation of water if used consistently.

Business History

The Company was incorporated in the State of Nevada on September 5, 2007 as New World Wine Group, Inc. and subsequently changed its name to QX Bio-Tech Group, Inc. on October 17, 2007. We further changed our name to Acumedspa Holdings, Inc. on July 30, 2009, and to Organic Plant Health Inc. on December 15, 2010.

In July 2009, QX Bio-Tech Group, Inc. (“QX”) entered into a plan of exchange with Acumedspa Group LLC (“AcuMed”) and Consumer Care of America LLC (“CCA”), pursuant to which QX acquired 100% of the capital stock of AcuMed and CCA in exchange for 124,000 shares of QX common stock. QX then changed its name to Acumedspa Holdings, Inc (“Acumed Holdings”).

In December 2010, Acumed Holdings entered into a share exchange agreement (the “Exchange”) with Organic Plant Health, LLC (“OPH”) under which Acumed Holdings received 100% of the membership interests in OPH in exchange for 79,700 shares of Acumed Holdings convertible preferred stock, representing approximately 76.5% (on a fully diluted basis) of the then outstanding shares of the Acumed Holdings’ common stock. As part of the Exchange, 100% of the assets and liabilities of AcuMed and CCA were acquired by a shareholder of Acumed Holdings. Acumed Holdings then changed its name to Organic Plant Health, Inc.

On January 24, 2013 we entered into a share exchange agreement (the “Share Exchange”) with Kenactiv Innovations Inc. (“Kenactiv”), a privately held company headquartered in Scottsdale, Arizona. Under the terms of the Share Exchange, we issued 54,062,885 shares of our common stock, representing approximately 97% of our outstanding shares, to Kenactiv and we received 50,000,000 shares of Kenactiv’s common stock, representing approximately 52% of Kenactiv’s outstanding shares. As part of the Share Exchange, our officers were replaced by Kenactiv’s management and two of our three board members resigned. Billy Styles, our former Chairman, President and Chief Executive Officer was replaced as Chairman, President and Chief Executive Officer but remained a member of the Board of Directors.

Kenactiv manufactures, imports and distributes products derived primarily from the kenaf plant. Kenactiv’s products include loose natural fiber, natural fiber “felts” or “mats”, sorbents, oil & gas drilling mud additives and custom applications utilizing kenaf. Kenactiv has expanded the potential uses of kenaf through proprietary processes and technologies which alter and enhance the natural properties of kenaf and allow them to tailor their products to meet customer’s specifications. Kenactiv’s products replace many petroleum, wood and other less sustainable natural products used in packaging, plastic composites, automotive parts, textiles and oil and gas drilling.

Business Strategy

In 2008 and early 2009 our plan was to open a chain of retail locations. In 2009 we changed our strategy to focus on building a distribution platform which would require less capital and allow us to grow more efficiently. We intend to continue to explore various distribution strategies to expand our business. These strategies could include relocating our distribution facility and closing or selling our retail location.

We also intend to utilize third-party manufactures almost exclusively to produce our products. We believe this strategy will reduce our fixed costs and allow us to allocate more capital to sales, marketing and new product development. It also provides us the manufacturing capacity needed to work with large wholesale distributors.

Competition

We operate in the packaged goods sector of the consumer lawn and garden care market and in the organic agriculture sector. We compete against organic and non-organic fertilizers and weed control products sold by large national brands as well as smaller regional and less well known brands.

Competitive Advantages

We have focused solely on organic and natural based lawn and garden care since our inception and our senior management is passionate about the advantages of environmentally responsible plant care. We offer a complete line of organic based products that appeal to a wide range of consumers with a wide range of needs. We believe having a diverse line of products will help us build the Organic Plant Health brand.

Sales and Marketing

Our marketing strategy emphasizes educating consumers about plant and soil health as well as how to use our products and when to apply them. We use traditional as well as new media platforms in our education efforts. We believe focusing on plant and soil health helps consumers better understand the benefits of our products and the importance of applying them at the correct time.

In the past, our marketing has relied heavily on the name recognition of Billy Styles in the Charlotte, North Carolina area. However, as we expand to areas where Mr. Styles is less known we are will shift our marketing and branding efforts to build and promote the Organic Plant Health brand in addition to Billy Styles’ personal brand as the visionary leader of the company.

In 2011 we began working with a nationally recognized firm to create new product packaging and marketing materials to help us build the Organic Plant Health brand. We expect to begin utilizing the new packaging and marketing materials in 2013.

We intend to launch a new corporate website in 2013. The new website will be consistent with our focus on educating consumers about our products, including particular focus on organic-based and hybrid lawn and garden care in general. We also plan to enhance the e-commerce functions on our website in 2013.

Our strategy is to establish agreements with independent wholesale distributors who distribute products to independent retailers including hardware stores, lawn and garden centers and nurseries. We believe consumers, to whom our products appeal to most, shop at smaller, independent retailers with more knowledgeable staff as opposed to large “big-box” stores.

Developing New Products

We anticipate increased competition in the organic-based lawn and garden care market as more companies enter the market as a result of increased consumer interest in gardening, organic fruits and vegetables and environmentally friendly products in general. To keep pace we will need to allocate considerable resources to identifying, developing, testing and marketing new products. We believe our experience owning and operating an organic-based lawn and garden care retail store provides a certain amount of insight into consumer preferences, demand and needs.

Seasonality

Our business is subject to seasonal fluctuations in consumer usage of gardening and lawn care products. Our sales and cash flows are highest in the fall, late winter and spring months. We believe that expanding into additional geographic markets with different climates and developing new products will reduce the seasonal fluctuations in our business but there can be no assurances will be able to achieve this.

Products

The following table lists our product categories and their respective contribution to our sales for the twelve months ended December 31, 2012.

Product Category	Market	Revenue (%)
Soil Health	Residential / Commercial / Agri-Business	20.2%
Turf Fertilizers	Residential / Commercial / Agri-Business	41.0%
Garden & Ornamental	Residential / Commercial	8.9%
Garden Tools & Seeding Supplies	Residential / Commercial	9.6%
Pest Control	Residential / Commercial	20.2%

We offer a comprehensive line of products used on a wide range of plants and in a variety of situations. Our products are generally in the medium to upper price range in most categories. Based on our sales and client base, we believe our products represent good value, and that the style and quality of our fertilizers and soil conditioners compare favorably with well-known products in the lawn and garden industry.

List of Products by Category
Soil Health Category	Garden & Ornamental
Urban Soil Life Maxx™	Billy’s Organic Planting Mix™
Jackhammer Maxx™	Garden & Flower Blend™
Soil Energy™	Urban Bloom & Evergreen™
Urban Tree Care™
Turf Fertilizers Category	Sunburst™
OPH Pre-Emergent™ 16-0-8	Vita-Root™
OPH Pre-Emergent™ 0-0-7	Good Day Roses™
Summer Care™	Good Night Roses™
Bio-Balance pH™	Good Health Roses™
Germinate™
Top Growth™	Pest Control
Hibernate™	Eco-Cedar™
Winter Care™	Good Health Landscape™
Organic Seeding Mulch™	Good Health Roses™
Turf & Garden Warrior™

Intellectual Property

We have chosen to safeguard the proprietary formulas used in our products by utilizing Trade Secret and Trademark intellectual property rights. We do not own patents on any of our product formulas or the processes by which our products are produced.

We have the trademarked following product names:

Urban Soil Life Maxx™	Garden & Flower Blend™
Jackhammer Maxx™	Urban Bloom & Evergreen™
Soil Energy™	Urban Tree Care™
OPH Pre-Emergent™ 16-0-8	Sunburst™
OPH Pre-Emergent™ 0-0-7	Vita-Root™
Summer Care™	Good Day Roses™
Bio-Balance pH™	Good Night Roses™
Germinate™	Good Health Roses™
Top Growth™	Eco-Cedar™
Hibernate™	Good Health Landscape™
Winter Care™	Good Health Roses™
Organic Seeding Mulch™	Turf & Garden Warrior™
Billy’s Organic Planting Mix™

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

Certain products produced by the company may require approval and registration by the US Environmental Protection Agency (EPA). These products are most always in the insecticide, fungicide, or herbicide categories. However some of the insecticidal or fungicidal products we produce are exempt from regulation by the EPA. For example, our products Eco-Cedar™, a cedar oil based insect repellant and our product Good Health Landscape™, a sesame oil based insecticide and fungicide, are both exempt from regulation by the EPA under the 25b rule of the U.S. Insecticide, Fungicide and Rodenticide Act, related to regulation exempt components.

Certain environmental regulations also affect the operation of our current manufacturing facility and will also affect operations at any future facilities. Because we blend raw materials at our manufacturing facility, we are required to register the location with the EPA, and we are also required to maintain an approved water quality permit with the state where a plant is located. To be in full compliance, we maintain and hold all required permits and certificates required by federal, state and local government regulations, where applicable. Changes in the types of products we blend together could require greater oversight by some or all of the agencies listed above. For example, if we decided to blend a restricted use chemical product (such as the herbicide: Prodiamine, for weed control), this would require that we acquire additional permits for blending restricted use pesticides, and we would likely experience increased restrictions related to our water quality permit. Any changes such as this would result in increased regulation and cost of operations.

Approvals, Licenses and Certificates

Organic Plant Health is listed as an authorized fertilizer dealer in NC, SC, GA, FL, NY, and PA. Due to the high cost of registering products in the individual states, we only register products in states when a sales opportunity is identified and developed.

As we develop new products or improve existing products and identify new markets and opportunities we will register these products with the appropriate State and Federal Agencies. Since the cost of registration is expensive, we only register our products in markets or states in which we believe there is an opportunity to achieve successful distribution and sell-through of our products. The cost of registration is generally about $250 per year, per product, for initial registration. In addition, most all states require a fertilizer license (approximately $100 - $200 per state), and most states charge a monthly tonnage fee related to the quantity of product sold in that state. In all we expect to pay approximately $4,500 to $6,000 per state, per year to keep our products registered and legal for sale.

As registration relates to e-commerce, we only sell our products in areas or states where our products are registered. Part of our expansion plan includes registering our products in additional locations. Eventually we hope to be able to have all our products registered in every viable market in the U.S.

Employees

We have approximately 4 full-time employees and 3 part-time employees to support production and sales for seasonal peaks. We have a human resource performance review system that allows personnel reviews to be carried out annually or semi-annually, depending on the length of employees’ service for the Company.

We have not experienced any significant labor disputes and consider our relationship with our employees to be good.

Subsequent Events

Share Exchange Agreement

As a result of the Share Exchange with Kenactiv on January 24, 2013, we have begun integrating our operations with those of Kenactiv. Organic Plant Health will become an operating unit of Kenactiv and our headquarters were moved to Scottsdale, Arizona. Our officers were replaced by those of Kenactiv and two of our three Board members were replaced by members selected by Kenactiv. Kenactiv is currently evaluating strategic alternatives for our business.

Reverse Stock Split

Our Board of Directors and a majority of our shareholders approved a 50-for-1 reverse stock split of our common stock. The reverse split was effective January 23, 2013 and all references to our common stock in this Form 10-K reflect the reverse stock split.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

In addition to this Form 10-K, we are also required to file periodic reports and other information with the Securities and Exchange Commission, including quarterly reports and annual reports which include our audited financial statements.  You may read and copy any reports, statements or other information we file at the Commission’s public reference facility maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00am to 3:00pm. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Commission. Please call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings are also available to the public through the Commission Internet site at http\\www.sec.gov. These filings may be inspected and copied (at prescribed rates) at the Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.

You may also request a copy of our filings at no cost, by writing or telephoning us at:

7077 East Marilyn Road, Suite 140
Scottsdale, Arizona 85254
(480) 779-0046

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

Risks Related to Our Business and Industry

The current economic and credit environment could have an adverse effect on demand for our products and services, which would in turn have a negative impact on our results of operations, our cash flows, our financial condition, our ability to borrow and our stock price.

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

The weakened economic conditions, specifically the residential and commercial real estate markets, contributed to us changing our business model in mid-2009, to a manufacturer/distributor model, over the previous traditional retail model. However, there is no assurance change in our business strategy will result in adequate sales revenue to sustain our business. This reasoning goes back to our inability to afford an adequate number of experienced sales and support staff. It should be noted, however, that even with an adequate number of experienced sales and support staff, there is no assurance that sales revenues will increase, or that the number of lost customers through attrition will be reduced.

The weakened economic climate also has impacted the credit market, and more specifically, the Company’s access to credit. As a young company, we have not yet achieved stability in our operations; therefore few, if any, lending institutions would consider the Company a good credit risk. This inability to obtain credit may adversely affect the company’s operations, such as limiting the Company’s ability to meet seasonal raw goods and inventory needs. If credit is extended to the Company by a financial institution, the terms and conditions may not be favorable.

The industry in which we operate and market for our services is characterized by volatile commodities prices and rapid advancements in science and agriculture. Advancements in technology or the development and introduction of new products and services could render our existing products less marketable.

Our business depends significantly on our ability to continually improve the performance, features, and reliability of our current fertilizer and soil conditioning products and to modify our practices to work with new technological standards in response to both evolving demand in the marketplace and competitive products and services. Our pursuit of improved performance, new features, and necessary technological advances will require substantial time and expense, and there can be no assurance that we will succeed in adapting our services to changing technology standards and customer requirements.

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

The organic based fertilizer market is increasingly competitive and there are no substantial barriers to entry. We expect competition will intensify in the future. We believe our ability to compete successfully depends on a number of factors, including brand awareness and market presence; the quality of our advertising; the pace of expansion into new markets; the pricing policies of our competitors and suppliers; the features, ease of use and timing of introductions of our new products by us and our competitors; our ability to establish co-marketing relationships; and industry and general economic trends.

We may not be able to continue to compete effectively with our existing competitors, or compete effectively with new competitors. In addition, some of our competitors may acquire or have more financial and other resources than we do. If we fail to compete effectively, our business operations and financial condition will suffer.

We have limited operating history upon which to base an evaluation of our business and prospects. We may not be successful in our efforts to grow our business and to earn increased revenues. We had an accumulated deficit of $2,652,736 as of December 31, 2012, and had a net loss of $1,401,300 for the year ended December 31, 2012. An investment in our securities represents significant risk and you may lose all or part your investment.

Although the business is nearly six years old, much of the six years have been spent enduring a deep recession and uncertain economic climate. The business is young and has not lived through multiple cycles of economic growth and contraction. As such, there is no significant track record with which an investor might be able to assume or predict how the company might perform. Due to the limited operating history of the company there can be no assurance that the company will generate adequate revenues and cash flow to sustain the business.

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

Prices for certain of our raw materials have recently increased due to the global demand and increased interest in organic based fertilizers. A drastic increase in raw materials costs could force us to completely restructure our business model, including increasing the sales prices of our products and could result in substantial losses. In anticipation of potential increases, we have contacted major raw goods suppliers to forge strategic alliances. However, we have not yet formed any such alliance, and there is no guarantee that such an alliance will ever be formed in the future or that it will assure us cost effective prices for raw materials.

Our customers that make purchases on account, may not pay their outstanding balances when due.

Prior to offering credit to customers who wish to purchase products on account, customer completes a credit application with references. Based on the information collected, we determine whether a credit line should be established for a customer. If a credit line is established, the customer will be given payment terms (payment terms typically require customers to pay for their purchases within 30 days from the date of invoice), and expected to keep their accounts in good standing. Although a credit review is performed on every new customer applying to purchase products on account, there is no assurance that we will make and accurate assessment of a customer’s ability to pay or that customers will pay their outstanding balances in a timely manner, if ever.

We expect to incur significant losses for the near future, and we may never operate profitably.

From inception through December 31, 2012, we have incurred an accumulated net loss of approximately $2,652,736. There is no assurance that our operations will ever become profitable.

We could fail to remain a going concern. We will need to raise additional capital to fund our operations through the near term, and we do not have any commitments for that capital.

There exists substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has added an emphasis of matter paragraph to their report for our fiscal year ended December 31, 2012 with respect to our ability to continue as a going concern. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements. The inclusion of a going concern modification in our independent registered public accounting firm’s audit opinion for the year ended December 31, 2012 may materially and adversely affect our stock or our ability to raise new capital.

As reflected in our consolidated financial statements, for the years ended December 31, 2012 and 2011, we incurred a net loss of $1,401,300 and $469,990, respectively, and as of December 31, 2012, had an accumulated deficit of $2,652,736, and had negative working capital of $857,927. We will need additional capital and/or increased sales to execute our business strategy, and if we are unsuccessful in either raising additional capital or achieving desired sales levels we will be unable to fully execute our business strategy on a timely basis, if at all. If we raise additional capital through the issuance of debt securities, the debt securities may be secured and any interest payments would reduce the amount of cash available to operate and grow our business. If we raise additional capital through the issuance of equity securities, such issuances will likely cause dilution to our stockholders, particularly if we are required to do so during periods when our common stock is trading at historically low price levels.

Additionally, we do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth. If we are unsuccessful in raising additional capital, we may be unable to fully execute our business strategy on a timely basis, if at all. If adequate capital cannot be obtained on satisfactory terms, we may curtail or delay implementation of updates to our facilities, delay expansion into new markets, delay development of new products, delay implementation of new branding, product packaging and marketing efforts and limit our sales capabilities, any of which could cause our business to fail.

We will need to obtain additional capital to complete subsequent stages of our business plan, including expanding our businesses.

We presently have limited operating capital. Current revenue from our wholesale and retail operations, as well as from our web site is not sufficient to expand the business or maintain our presence in the market. To meet future capital requirements necessary for the expansion of our business, our Board of Directors and we may issue, without a vote of stockholders, additional securities with rights, terms and preferences which could adversely affect stockholder rights. Additional financing will likely cause dilution to our stockholders and could involve the issuance of securities with rights senior to our currently outstanding shares. There is no assurance that such financing will be sufficient or that the terms will be acceptable to us and at such times as required, or that we will be able to obtain the additional financing required, if any, for the continued operation and growth of our business. Any inability to raise necessary capital will have a material adverse effect on our ability to implement our business strategy and will have a material adverse effect on our revenues and net income.

Because we will require additional capital to expand, our failure to obtain necessary financing will impair our growth.

Many factors may, however, affect our cash needs, including our possible failure to generate sufficient revenues from operations. In addition, if less than all Shares are sold, we may not have sufficient capital to fund operations until sufficient revenues are being generated and may be unable to find suitable financing on terms acceptable to us. This event would significantly increase the risk to those persons who invest in this offering.

We are exposed to risks from legislation requiring companies to evaluate internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) required our management to start reporting on the operating effectiveness of our internal control over financial reporting for the years ended December 31, 2012 and 2011. We must continue an ongoing program of system and process evaluation and testing necessary to comply with these requirements. We expect that this program will require us to incur significant expenses and to devote additional resources to Section 404 compliance on an ongoing annual basis. We cannot predict how regulators will react or how the market prices of our securities will be affected in the event that our Chief Executive Officer and Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404.

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

As co-founder, president and CEO of the Company, Mr. Styles played a significant role in the Company. Mr. Styles was the visionary behind the development of the Company’s products, and he was the inspiration behind the philosophical and educational approach we take with all of our customers. In addition, as a 5th generation farmer with decades of experience, Mr. Styles’ personal knowledge base is the primary resource from which most of the product formulas, application instructions, plant care protocols and care practices are derived. Subsequent to the Share Exchange with Kenactiv, Mr. Styles’ role will evolve into that of spokesman for the Organic Plant Health brand. Mr. Styles will focus on educating customers, retailers and distributors about organic plant and about our products. Our inability to retain the services of Mr. Styles could severely impact our ability to continue operations.

We may be unable to contract with suitable third parties to manufacture our products which could result in material delays, quality issues, increased costs and loss of business opportunities, which may negatively impact our product margins and profitability.

Part of our strategy is to utilize third party manufacturers to reduce our capital needs and to allow for greater production capacity to meet potential increases in demand for our products. We may also experience quality control issues as we outsource manufacturing of our products. Any substantial increase in manufacturing costs or quality issues could adversely affect our business, reduce our revenue, income and available cash, all of which could result in reducing financial condition by a loss of business opportunities.

We may also be unable to find third-parties who are willing or able to produce our products or the quantity of products we need to grow our business. If we are unable to find third-parties to manufacture our products in sufficient quantities it could adversely affect our business.

Failure to enhance our brand recognition could have a material adverse effect on our business and results of operations.

We believe we will need to expend significant time, effort and resources to enhance the recognition of our brands. We believe developing our brand is important to our sales and marketing efforts. If we fail to enhance the recognition of our brands, it could have a material adverse effect on our ability to sell our products and adversely affect our business and results of operations. If we fail to develop a positive public image and reputation, our business with our existing customers could decline and we may fail to develop additional business, which could adversely affect our results of operations.

Becausewe depend on retailers or wholesalers to market our products, any problems encountered by these third parties, or our failure to maintain relationships with these third parties or to establish relationships with additional third parties, could adversely affect our business.

As our business becomes more reliant on distribution we also become more reliant on third-party distributors. Some of these distributors maintain relationships with hundreds or thousands of retailers who could buy our products. If one of these third-party distributors encounters financial difficulty, changes their business strategy, fails to maintain relationships with as many retailers, ceases to exist or decides not to represent our products we could lose sales to hundreds or thousands of retailers.

These third-party distributors often represent other, competing, lawn and garden care products, both organic and non-organic. Product manufacturers often offer incentives and special promotion offers to encourage third-party distributor’s sales reps to push their products over other competing products they also represent. If we are not willing, or unable, to match or beat the incentives offered by other manufacturers it could adversely affect our profit margins and results of operations.

Our products address different markets and can be offered through multiple sales channels. Addressing each market effectively will require sales and marketing resources tailored to the particular market and to the sales channels that we choose to employ, and we may not be able to develop such specialized marketing resources.

Defects in our products or failures in quality control could impair our ability to sell our products or could result in product liability claims, litigation and other significant events involving substantial costs.

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

We are subject to extensive air, water and other environmental regulations and need to maintain our environmental permits, and may need to obtain additional environmental permits. If for any reason any of these permits are not maintained or granted, it may negatively affect our business. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. Our failure to comply with environmental regulations could cause us to lose our required permits, which could cause the interruption or cessation of our operations. Furthermore, the expense of compliance could be significant enough to adversely affect our operation and have a material negative effect on our financial performance.

Our facilities require certain permits to operate, which we may not be able to obtain at all or obtain on a timely basis.

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

If we make any acquisitions or enter into a merger or similar transaction, our business may be negatively impacted.

Although we have no present plans for any specific acquisition, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions, mergers and other similar transactions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;
•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
•	the difficulty of incorporating acquired rights or products into our existing business;
•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;
•	difficulties in maintaining uniform standards, controls, procedures and policies;
•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;
•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;
•	the effect of any government regulations which relate to the business acquired; and
•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

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

In connection with the Share Exchange Agreement with Kenactiv, the Company will be adding new products to its business.  It is uncertain whether the Company and Kenactiv can effectively implement their business models.

The Company and Kenactiv each utilize their own business models.  It is uncertain whether these models can be effectively integrated, and whether the Company can benefit from the Share Exchange Agreement in the manner the Company’s management anticipates.

The development of alternatives to Kenaf may prevent the growth of Kenactiv’s sales.

Kenactiv manufactures, imports and distributes products derived primarily from the kenaf plant. Kenactiv’s products replace many petroleum, wood and other less sustainable natural products used in packaging, plastic composites, automotive parts, textiles and oil and gas drilling.  Should other alternatives to such products become more attractive to customers, Kenactiv’s Kenaf business may not grow.

Risks Related to Ownership of our Common Stock

Volatility in our common stock price may subject us to securities litigation.

Stock markets, in general, have experienced, and will likely continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressing effect on the market price of our common stock. The following factors, many of which are beyond our control, may influence our stock price:

•	our ability to grow the business;
•	announcements of technological or competitive developments;
•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	changes in the economic performance or market valuations of our competitors;
•	additions or departures of our executive officers or other key personnel;
•	acquisitions, mergers or other similar transactions;
•	release or expiration of lock-up or other transfer restrictions on our outstanding common stock; and
•	sales or perceived sales of additional shares of our common stock.

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

Our common stock is on the OTC bulletin board quotation market under the symbol “OPHI”. To date, however, trading activity in our common stock has been extremely limited. There is also no assurance as to the depth or liquidity of any such market or the prices at which holders may be able to sell the securities. An investment in our stock may be totally illiquid and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

If we issue shares of preferred stock, holders of our common stock could be diluted or subordinated to the rights of the holders of preferred stock.

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

In the past we issued a significant number of shares of our common stock, preferred stock convertible into shares of our common stock, and convertible notes that may be converted into our common stock in connection with various financings and the repayment of debt, and we may continue to do so in the future. The additional shares of our common stock issued and to be issued in the future upon the conversion of debt could cause the market price of our common stock to decline, and could have an adverse effect on our earnings per share if and when we become profitable.

We have issued a significant amount of notes payable which entitles the holder to convert the note principal and accrued interest to shares of our common stock. One note allows the holder to convert to common stock at $.10 per share. Certain of these notes allow the holder to convert to common stock at substantial discounts to the then current market price of our common stock.

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

Subsequent to the Share Exchange Agreement with Kenactiv, Kenactiv holds over 97% of our outstanding common stock and has full control over the affairs of the Company. Kenactiv will be able to continue to elect over a majority of our directors and to determine the outcome of the corporate actions requiring shareholder approval, regardless of how additional security holders of the Company may vote. The investors will have no ability to influence corporate actions.

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

(i)	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii)	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
(iii)	boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
(iv)	excessive and undisclosed bid-ask differential and mark-ups by selling broker-dealers; and
(v)
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

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

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                 Properties

Our operating facilities consist of an 18,000 square foot production and office facility in Charlotte, North Carolina; and a 3,000 square foot retail store, with an additional 3,000 square feet of warehouse and office space in Matthews, North Carolina.

We believe that our existing facilities are well maintained, in good operating condition and sufficient to support growth of the business. As we continue to analyze our business we will re-evaluate our facility needs which could include relocating or closing locations, including our retail store.

Item 3.                 Legal Proceedings

We are not currently a party to any material legal or administrative proceedings. We are not aware of any material legal or administrative proceedings threatened against us. From time to time, we may be subject to various legal or administrative proceedings arising in the ordinary course of our business.

Item 4.                 Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Market for Common Equity

Our common stock is quoted on the Electronic Bulletin Board under the symbol, OPHI. Trading of our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following tables set forth the high and low sale prices (adjusted for the 50 for 1 reverse stock split effective January 23, 2013) for our common stock as reported on the Electronic Bulletin Board for the periods indicated.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2012 price range per share	$2.70 - $0.25	$6.00 - $2.50	$9.99 - $3.50	$9.75 - $4.00
2011 price range per share	$9.90 - $4.00	$10.50 - $3.50	$10.88 - $4.50	$16.00 - $2.75

Common Stock

We are authorized to issue 150,000,000 shares of our common stock, par value $.001 per share and 5,000,000 shares of our preferred stock, par value $.001 per share. As of March 28, 2013, there were 55,762,941 shares of our common stock issued and outstanding.

Holders of our common stock are entitled to one vote per share on matters on which our stockholders vote. There are no cumulative voting rights. Subject to any preferential dividend rights of any outstanding shares of preferred stock, holders of our common stock are entitled to receive dividends, if declared by our Board of Directors, out of funds that we may legally use to pay dividends. If we liquidate or dissolve, holders of our common stock are entitled to share ratably in our assets once our debts and any liquidation preference owed to any then-outstanding preferred stockholders are paid. Our certificate of incorporation does not provide our common stock with any redemption, conversion or preemptive rights. All outstanding shares of our common stock are fully-paid and non-assessable.

Our Board of Directors and a majority of our shareholders approved a fifty-for-one reverse stock split of our common stock. The reverse split was effective January 23, 2013 and all references to our common stock in this Form 10-K have been presented to reflect the reverse stock split.

Holders of Record

As of March 28, 2013, there were approximately 566 common stock shareholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In December 2010, the Company issued 84,400 shares of its common stock to settle $211,000 of related party notes made to the Company in July 2009. The issuance of the securities was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

In July 2010, the Company issued 98,000 shares of its common stock as compensation to a consultant. The Company recorded $50,000 of expense in 2010 related to issuance of the shares. The fair value of the shares was based on the per share fair value of the Company’s stock on the date the shares were granted.

In February 2011, the Company sold 81,500 shares of its common stock for $75,000. The Company relied on exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Proceeds from the sales were used for general working capital needs.

In March 2011, the Company issued 20,000 shares of its common stock to settle accounts payable in the amount of $68,245. The issuance of the securities was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

In May 2011, the Company issued 20,000 shares of its common stock valued at $68,245 in conjunction the receipt of $100,000 and subsequent issuance of a $100,000 convertible promissory note. The convertible note bears an interest rate of 6% per annum and matures in January 2013. Under the terms of the convertible note, the holder has the option to convert all or any portion of the unpaid principal and accrued interest related to the note into the common stock of the Company or its successors, at ten cents ($.10) per share, no sooner than December 31, 2011. The issuance of the securities was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. The Company made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree; (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor familiar with us and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management. Proceeds from the sales were used for general working capital needs.

In May 2011, the Company entered into a consulting service agreement for business advisory services in exchange for 20,000 shares of its common stock. The agreement had a term of 6 months effective from May 15, 2011 ending November 15, 2011. The Company recorded $75,000 of expense over the period of the consulting agreement, related to issuance of the stock. The Company used the estimated fair value of its common stock on the date the shares were granted to the consultant to determine the expense related to the consulting agreement. The Company used a share price of $.075 based, in part, on the facts that the Company had limited trading volume for its stock and had negative shareholder equity at the time of issuance. The Company relied on exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree; (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor familiar with us and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

During the second quarter of 2011, the Company sold a total of 14,552 shares of its common stock for $65,482. The issuance of the securities was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. The Company evaluated this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were 18 offerees; (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offerees were sophisticated investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management. Proceeds from the sales were used for general working capital needs.

In July 2011, the Company sold 26,000 shares of its common stock for $65,000. The issuance of the securities was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. The Company evaluated the offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were 4 offerees; (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offerees were sophisticated investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management. Proceeds from the sales were used for general working capital needs.

In the first quarter of 2012, the Company sold a total of 18,500 shares of its common stock at prices ranging from $10.00 to $2.50 per share for total proceeds received of $65,000. 2,500 of the shares were issued in April 2012 and 16,000 were issued in December 2012. The issuance of the securities was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. Proceeds from the sales were used for general working capital needs.

In the second quarter of 2012, the Company issued 50,000 shares of its common stock as compensation to a consultant. The Company recorded $315,000 of expense in 2012 related to issuance of the shares. The fair value of the shares issued was based on 70% of the market price of the Company’s common stock on the dates the shares were issued.

In the second quarter of 2012, the Company issued 80,000 shares of its common stock as compensation to a consultant for services provided between April 2012 and March 2013. The Company recorded $331,781 of expense in 2012 related to issuance of the shares. An additional $99,419 of expense was recorded in 2013 related to issuance of the shares. The fair value of the shares issued was based on 70% of the market price of the Company’s common stock on the dates the shares were issued.

In the second quarter of 2012, the Company issued 15,000 shares of its common stock as compensation for marketing services. The Company recorded $42,000 of expense in 2012 related to issuance of the shares. The fair value of the shares issued was based on 70% of the market price of the Company’s common stock on the date the shares were issued.

In the third quarter of 2012, the Company issued 30,000 shares of its common stock as compensation to a consultant for services performed between August 2012 and February 2013 and $200 received from the consultant. The Company recorded $76,464 of expense in 2012 related to issuance of the shares. An additional $18,036 of expense was recorded in 2013 related to issuance of the shares. The fair value of the shares issued was based on 70% of the market price of the Company’s common stock on the date the shares were issued.

In the fourth quarter of 2012, the Company sold a total of 11,600 shares of its common stock at a price of $2.50 per share for total proceeds received of $29,000. All 11,600 shares were issued in September 2012. The issuance of the securities was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. Proceeds from the sale were used for general working capital needs.

In the fourth quarter of 2012, the Company issued 24,251 shares of its common stock to settle accounts payable totaling $17,952. The fair value of the stock issued was determined by the market price of the Company’s common stock on the dates the shares were issued.

In the fourth quarter of 2012, the Company issued 21,667 shares of its common stock to a related party related to  a stock subscription agreement entered into in August 2011 when the Company received $32,500. The fair value of the stock was based on 75% of the weighted average price of the Company’s common stock on the issue date. The issuance of the securities was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

In the fourth quarter of 2012, the Company issued 90,190 shares of its common stock when a holder of Company’s convertible promissory notes converted $56,200 of principal and accrued interest into common stock of the Company. The issuance of the securities was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

In the fourth quarter of 2012, the Company entered into a consulting agreement for $210,000 of services to be provided between October 2012 and January 2013. The Company signed a convertible promissory note with the consultant for $105,000 and agreed to issue 65,500 shares of its common stock as compensation for the remaining $105,000 of the consulting agreement. The number of shares to be issued was determined based on 70% of the market price of the Company’s common stock on the date of the agreement. The company recorded $75,138 of expense in 2012 related to issuance of the shares. The Company recorded an additional $29,862 of expense in 2013 related to issuance of the shares.

In January 2013, the Company entered into a Share Exchange Agreement whereby the Company issued 54,062,885 shares of its common stock to Kenactiv Innovations Inc. in exchange for 50,000,000 shares of Kenactiv Innovations Inc. common stock and an investment in the Company by Kenactiv Innovations Inc. of up to $350,000. The issuance of the securities was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

In the first quarter of 2013, the Company issued 68,572 shares of its common stock when a holder of Company’s convertible promissory notes converted $12,000 of principal and accrued interest into common stock of the Company.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Colonial Stock Transfer Company, Inc. located at 66 Exchange Place, Suite 1100, Salt Lake City, Utah 84111. Their website is colonialstock.com.

Item 6.                 Selected Financial Data

As a smaller reporting company as defined by Rule 229.10(f)(1), the Company is not required to provide the information required by this Item.

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of the Form 10-K contain forward looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

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

Revenue Recognition

In accordance with guidance by paragraph 605-10-S99-1 of the FASB ASC for revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company provides a warranty, but only in as much as the products conform to their descriptions and that they are reasonably fit for the purpose stated on the label, when used properly under normal conditions. The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company recorded product returns of $0 and $0 for the years ended December 31, 2012 and 2011, respectively. The Company generates license income from the sale of license agreements to distribution partners who represent the Company in developing sales and marketing agreements with wholesale customers. A license fee is paid by distribution partners to the Company which is a nonrefundable, one-time charge independent from the sale of products or services. The Company amortizes licensing fees on a straight-line basis and recognizes revenue over the period covered by the license agreement.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2012 and 2011, the Company had allowances for uncollectible accounts of $1,970 and $2,577, respectively.

Inventory

Inventories consist of finished goods and raw materials which are valued at lower of cost or market value using the first-in, first-out method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2012 and 2011, the Company did not record an allowance for obsolete inventories. The Company writes off obsolete inventory. Inventory write-offs totaled $0 and $2,557 during the years ended December 31, 2012 and 2011, respectively.

Derivative Liability

The Company has determined the variable conversion price feature on certain of its convertible promissory notes constitutes a derivative. Based on the estimated fair market value of the derivatives, the Company records an asset or liability, as appropriate. The fair value of the derivatives is adjusted quarterly with fluctuations in the fair value being recorded as an expense. At December 31, 2012 and 2011, the Company had recorded a derivative liability of $240,617 and $0, respectively, and recorded a net expense of $28,117 and $0, in the years ended December 31, 2012 and 2011, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in ASC 718-10 for disclosure about stock-based compensation. This section requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the vesting period. During the years ended December 31, 2012 and 2011, the Company recorded $840,183 and $75,000, respectively, in stock-based compensation expense.

Results of Operations

The following table sets forth key components of our results of operations for the years ended December 31, 2012 and 2011:

	2012	2011	Variance in Dollars	Variance in Percentage
Revenues	$873,395	$837,159	$36,236	4.3%
Cost of sales	398,887	362,344	36,543	10.1%
Gross margin	474,508	474,815	(307)	(.1	) %
Operating expenses	1,662,052	867,256	795,246	91.6%
(Loss) from operations	(1,187,533)	(392,441)	(795,092)	(202.6	) %
Other (expenses)	(213,767)	(77,549)	(136,218)	175.7%
Net (loss) before income taxes	(1,401,300)	(469,990)	(931,310)	(198.2	) %
Net (loss)	$(1,401,300)	$(469,990)	$(931,310)	(198.2	) %

Revenues

Our revenues consist of the sale of lawn and garden care products, less returns and allowances, and the sale of license agreements. We sell our products directly to consumers at our retail store located in Matthews, North Carolina and to retailers and wholesalers who sell the products to consumers and other retailers. Revenues are shown net of returns and allowances. Historically, returns and allowances have not had a material effect on our revenues.

Revenues for the years ended December 31, 2012 and 2011 were $873,395 and $837,159, respectively, including licensing revenue of $55,129 and $42,788, respectively. The increase in revenues in 2012 of $36,236, or approximately 4.3%, was due primarily to a $12,341, or approximately 28.8%, increase in licensing revenue and to higher sales volume.

Gross Margin

Gross margins for the year ended December 31, 2012 and 2011 were as follows:

	2012	2011
Net sales	$873,395	$837,159
Cost of sales	(398,887)	(362,344)
Gross margin	$474,508	$474,815
Gross margin percentage	54.3%	56.7%

Our gross margin percentage was 54.3% in 2012 compared to 56.7% in 2011. The year-over-year decrease in our gross margin percentage was due primarily to higher cost for certain components of used in producing our fertilizer and soil health products.

Operating Expenses

Operating expenses were $1,662,052 and $867,256 for the years ended December 31, 2012 and 2011, respectively. The $794,796, or approximately 91.6%, increase in our operating expenses in 2012 was due to primarily to a $765,183 increase in stock based compensation.

Interest Expense

Interest expense for the years ended December 31, 2012 and 2011 was $62,006 and $27,549, respectively. The $34,457, or approximately 125.1% increase in interest expense in 2012 was due to primarily to a higher average interest rate on outstanding debt, partially attributable to the default rate of interest being charged on loans in default.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of and for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Cash	$24,786	$42,651
Accounts receivable, net	$37,433	$48,963
Inventories	$59,563	$38,812
Working capital deficit	$(857,927)	$(437,213)
Cash (used in) operations	$(154,672)	$(267,218)

Accounts receivables decreased $13,360 during the year ended December 31, 2012. The Company’s allowance for doubtful accounts decreased $607 during the year ended December 31, 2012. The decrease in net accounts receivable was primarily due to improved collection efforts.

Inventories increased $21,751 during the year ended December 31, 2012. This increase was primarily due to the Company utilizing early order programs to receive reduced pricing or favorable terms, on certain of its products in the fourth quarter of 2012. This resulted in the Company having higher quantities in inventory at December 31, 2012 compared to December 31, 2011.

Net cash used in operating activities was $154,672 and $267,218 for the years ended December 31, 2012 and 2011, respectively. The decrease of $112,536 in cash used in operations during the year ended December 31, 2012 compared to the year ended December 31, 2011 was due primarily to a $148,332 increase in accounts payable and a $47,795 increase in accrued interest expense, partially offset by a $20,751 increase in inventories.

Capital Assets

Capital expenditures were $6,000 during the year ended December 31, 2012 compared to $303 during the year ended December 31, 2011. Capital expenditures during the year ended December 31, 2012 consisted of payments for security deposits.

Financing Activities

Net cash provided by financing activities was $142,807 and $303,547 for the years ended December 31, 2012 and 2011. The $160,740 decrease in cash provided by financing activities was in 2012 was due a $111,282 decrease in proceeds from the issuance of common stock and a $49,458 decrease in proceeds of notes payable, net of principal re-payments.

Debt

As of December 31, 2012 and 2011, our outstanding loans payable to non-affiliates on the accompanying consolidated balance sheets were as follows:

	2012	2011
Credit facility (1)	$-	$2,377
Bank loan (2)	32,007	66,337
Convertible note, net of discount (3)	100,000	50,000
Convertible notes, net of discount (4)	9,125	-
Convertible note, net of discount (5)	10,019	-
Promissory note (6)	40,000	40,000
Loan payable (7)	84,638	96,823
Total notes payable	275,789	255,537
Less: current portion	(207,879)	(103,310)
Total long-term notes payable	$67,910	$152,227

(1)	The Company had a bank line of credit at an interest rate of prime plus 3% per annum. The line of credit was paid in full in February 2012.

(2)	The Company has bank loan at an interest rate of 6.5% per annum which matures June 2013. The loan is secured by equipment.

(3)
The Company has a convertible promissory note with a principal amount of $100,000 at an interest rate of 6% per annum which matured in January 2013. The note allows the lender to convert any part of the outstanding principal and accrued interest to common stock of the Company at $.10 per share. The Company also issued 20,000 shares of its common stock to the lender and part of the transaction.

The note is recorded net of the unamortized portion of the discount of $0 and $50,000 at December 31, 2012 and 2011. The discount represents the estimated value, at inception of the note, of the beneficial conversion option and the 20,000 shares of common stock given to the lender. The discount is being amortized into interest expense over the two year life of the note. The Company recorded expense of $50,000 and $50,000 in 2012 and 2011, respectively, related to amortization of the discount. The Company recorded accrued interest related to the note of $12,000 and $6,000 at December 31, 2012 and 2011, respectively.

(4)
The Company had a convertible promissory note with a principal amount of $20,500 at an interest rate of 8% which matures in February 2013. The note allows the holder to convert any portion of the outstanding principal and accrued interest to common stock of the Company at a 42% discount to the then current market price.

The note is recorded net of the unamortized portion of a discount of $11,375 at December 31, 2012. The discounts represent the estimated value, at inception of the notes, of the beneficial conversion option of the notes. The discount is amortized into interest expense over the year life of the note. The Company recorded expense of $21,125 in 2012 related to amortization of the discount. The Company has recorded accrued interest related to the note of $1,664 at December 31, 2012. The note and all accrued interest was paid in full in January 2013.

(5)
The Company has a convertible note payable with a principal amount of $105,000 at an interest rate of 8% which matures in December 2014. The note allows the holder to convert any portion of the outstanding principal and accrued interest to common stock of the Company at a 20% discount to the then current market price.

The note is recorded net of the unamortized portion of the discount of $94,981 at December 31, 2012. The discount represents the estimated value, at inception of the note, of the beneficial conversion option of the note. The discount is being amortized into interest expense over the life of the note. The Company recorded expense of $10,919 in 2012 related to amortization of the discount. The Company has recorded accrued interest related to the note of $1,772 at December 31, 2012.

(6)
The Company has a note payable for $40,000 with an interest rate of 20% which matured in April 2012.  The loan is currently in default and interest is accruing at the default rate of 5% per month. The Company has recorded accrued interest related to the note of $24,241 and $241 at December 31, 2012 and 2011, respectively.

(7)	The Company has a loan payable to a former member of Organic Plant Health, LLC with an interest rate of 5.75% per annum which matures in October 2015.

In addition, the Company had the following related party loans outstanding at December 31, 2012 and 2011:

	2012	2011
Shareholder loan, interest at Prime+2.5%, matured July 2012	$55,800	$55,800
Loans from officer loan, interest at 5.5%, due on demand	15,884	60,884
Loan from officer, 13.17% interest, due on demand	35,000	-
Related party loan, interest at 5.5%, maturing May 2016	42,500	42,500
Total related party notes payable	149,184	159,884
Less: current portion	(106,684)	(116,684)
Total long-term related party notes payable	$42,500	$42,500

The Company has recorded accrued interest related to related party notes loans of $35,259 and $23,897 at December 31, 2012 and 2011, respectively.

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

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, including changes in interest rates. Our primary risk associated with interest rates is variable interest rate we pay on our bank line of credit which is based on the Prime rate.

Item 8.                 Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Organic Plant Health, Inc.
Scottsdale, Arizona

We have audited the accompanying balance sheets of Organic Plant Health, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organic Plant Health, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 14 to the financial statements, the Company has negative working capital and has recurring losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 14. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
April 4, 2013

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$24,786	$42,651
Accounts receivable, net	37,433	48,963
Inventory	59,563	38,812
Prepaid expenses	29,863	-
Total current assets	151,645	130,426

Property and equipment, net	76,904	106,774

Other Assets
Security deposits	12,700	6,700
Total other assets	12,700	6,700
	$241,249	$243,900

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$329,474	$199,094
Notes payable - current portion, net of discount	207,879	103,310
Notes payable - related parties	106,684	116,684
Derivative liability	240,617	-
Accrued expenses	23,781	30,786
Accrued interest	40,973	6,240
Accrued interest - related parties	35,259	23,897
Customer deposits	24,905	-
Common stock to be issued	-	32,500
Deferred revenues	-	55,129
Total current liabilities	1,009,572	567,640

Long-term liabilities
Notes payable, net of discount	67,910	152,227
Notes payable - related parties	42,500	42,500
Total long-term liabilities	110,410	194,727
Total liabilities	1,119,982	762,367

Stockholders’ deficit
Common stock, par value $0.001; 150,000,000 shares authorized; 1,631,003 and 1,224,296 shares issued and outstanding as of December 31, 2012 and 2011, respectively	1,631	1,224
Preferred stock, par value $0.001; 5,000,000 shares authorized; none of shares issued and outstanding as of December 31, 2012 and 2011, respectively	-	-
Deferred compensation	(147,317)	-
Paid-in capital	1,919,689	731,745
Accumulated deficit	(2,652,736)	(1,251,436)
Total stockholders' deficit	(878,733)	(518,467)
Total liabilities and stockholders’ deficit	$241,249	$243,900

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2012	December 31, 2011
Revenues
Sales	$873,395	$837,159
Cost of Goods Sold	(398,887)	(362,344)
Gross profit	474,508	474,815

Operating expenses
Professional fees	999,425	125,619
Rent	123,379	122,694
Bank and finance charges	6,797	15,952
Depreciation	29,870	30,109
Advertising and promotion	63,974	94,894
Automobile	10,619	16,315
Contract labor	86,112	96,709
Credit card processing fees	8,850	12,869
Website maintenance	12,955	3,677
Insurance	43,732	33,065
Travel, meals and entertainment	9,439	12,177
Wages and taxes	172,847	211,392
Commissions	-	6,516
Supplies	9,361	11,242
Telephone and utilities	30,073	29,474
Product development	13,466	22,500
Bad debt	(1,830)	2,720
General and administrative	42,972	19,332
Total operating expenses	1,662,041	867,256

Loss from operations	(1,187,533)	(392,441)

Other income (expense)
Derivative expenses	(108,930)	-
Change in value of derivative liability	80,813	-
Amortization of debt discount	(123,644)	(50,000)
Interest expense	(62,006)	(27,549)
Total other income (expense)	(213,767)	(77,549)

Loss before provision for income taxes	(1,401,300)	(469,990)

Provision for income taxes	-	-

Net loss	$(1,401,300)	$(469,990)

Net loss per share: basic and diluted	$(1.01)	$(0.46)

Weighted average number of shares outstanding: basic and diluted	1,392,824	1,021,179

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Retained
	Common Stock		Preferred Stock		Paid-in	Deferred	Earnings
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Total
Balance at December 31, 2010	242,244	$242	4,000,000	$4,000	$381,758	$-	$(781,446)	$(395,446)
Repurchase of membership interest	-	-	-	-	(101,758)	-	-	(101,758
Shares issued in connection with convertible debt	20,000	20	-	-	68,225	-	-	68,245
Intrinsic value of conversion option	-	-	-	-	31,755	-	-	31,755
Shares issued for cash in private placement	81,500	82	-	-	74,918	-	-	75,000
Conversion of preferred shares	800,000	800	(4,000,000)	(4,000)	3,200	-	-	-
Shares issued to settle accounts payable	20,000	20	-	-	68,225	-	-	68,245
Shares issued for services rendered	20,000	-	-	-	74,980	-	-	75,000
Shares issued for cash at $0.09 per share	14,552	15	-	-	65,468	-	-	65,482
Shares issued for cash at $0.05 per share	26,000	26	-	-	64,974	-		65,000
Net loss for the year	-	-	-	-	-	-	(469,990)	(469,990)
Balance, December 31, 2011	1,224,296	1,224	-	-	731,745	-	(1,251,436)	(518,467)
Shares issued in connection with convertible debt	87,811	88	-	-	54,412	-	-	54,500
Shares issued in connection with stock payable	21,667	22	-	-	32,478	-	-	32,500
Shares issued for cash in private placement	30,100	30	-	-	94,170	-	-	94,200
Shares issued to settle accounts payable	24,251	24	-	-	17,928	-	-	17,952
Shares issued for interest payment	2,378	2	-	-	1,698	-	-	1,700
Shares issued for services rendered	240,500	241	-	-	987,258	(147,317)	-	840,182
Net loss for the year	-	-	-	-			(1,401,300)	(1,401,300)
Balance, December 31, 2012	1,631,003	$1,631	-	$-	$1,919,689	$(147,317)	$(2,652,736)	$(878,733)

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net loss for the period	$(1,401,300)	$(469,990)
Adjustments to reconcile net loss to net cash used by operating activities:
Bad debt expense	(1,830)	2,720
Depreciation	29,873	30,109
Amortization of discount to note payable	123,644	50,000
Common stock issued for services rendered	840,183	75,000
Note payable issued for services rendered	75,137	-
Derivative expenses	108,930	-
Changes in derivative liabilities	(80,813)	-
Changes in assets and liabilities:
Accounts receivable	13,360	(43,470)
Inventory	(20,751)	87,380
Accounts payable	148,331	(97,244)
Accrued expenses	(7,004)	15,531
Accrued interest	36,433	13,034
Accrued interest - related parties	11,632	-
Customer deposits	24,905	-
Common stock to be issued	-	32,500
Deferred revenues	(55,129)	37,212
Net cash (used in) operating activities	(154,672)	(267,218)

Cash flows from investing activities:
Security deposits	(6,000)	-
Purchase of property and equipment	-	(303)
Net cash (used in) investing activities	(6,000)	(303)

Cash flows from financing activities:
Proceeds from notes payable - related parties	-	42,500
Payments to notes payable - related parties	(10,000)	(22,500)
Proceeds from notes payable	107,500	140,000
Payments to notes payable	(48,893)	(61,935)
Proceeds from stock issuance	94,200	205,482
Net cash provided by financing activities	142,807	303,547

Net increase (decrease) in cash and cash equivalents	(17,865)	36,026
Cash and cash equivalents, beginning of period	42,651	6,625
Cash and cash equivalents, end of period	$24,786	$42,651

Supplemental cash flow activity:
Cash paid for interest	$15,911	$12,536
Cash paid for income taxes	$-	$-

Supplemental non-cash investing and financing activity:
Common stock issued to settle accounts payable	$17,952	$68,245
Note payable created in connection with settlement withformer member	$-	$101,758
Common stock issued for note conversion	$54,500	$-
Common stock issued for accrued interest	$1,700	$-
Common stock issued for stock payable	$32,500	$-
Note payable issued for prepaid expense	$29,863	$-
Common stock issued for deferred compensation	$147,317	$-
Debt discount recorded related to convertible notes payable	$212,500	$-

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

NOTE 1 － ORGANIZATION AND BUSINESS BACKGROUND

Organic Plant Health, Inc. was incorporated in the State of Nevada on September 5, 2007 and subsequently changed its name to QX Bio-Tech Group, Inc., then to Accumedspa Holdings, Inc., and finally to Organic Plant Health, Inc. on December 15, 2010.  Organic Plant Health, LLC, (referred to herein as “OPH”), a North Carolina Limited Liability Company, was originally founded in Charlotte, NC in 2007 by Billy Styles and Alan Talbert.  The business produces and distributes organic based fertilizers and soil conditioners for use in the continual care of residential and commercial landscapes.

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

On December 11, 2010, the Company vended out the two subsidiaries, ACUMEDSPA LLC, a Tennessee Limited Liability Company, and CONSUMER CARE OF AMERICA LLC, a Florida Limited Liability Company, pursuant to an Agreement entered between and among OPH and Chinita LLC, a Nevada Limited Liability Company (“Buyer”). Accordingly, the Buyer acquired 100% interest in ACUMEDSPA LLC and 100% interest in CONSUMER CARE OF AMERICA LLC, as well as any and all assets and liabilities in both subsidiaries in exchange for the total payments of not less than Two Hundred dollars ($200). As a result of the transactions consummated at the closing, the purchase gave the Buyer a controlling interest in both subsidiaries; therefore, ACUMEDSPA LLC and CONSUMER CARE OF AMERICA LLC were no longer wholly-owned subsidiaries of the Company.

Organic Plant Health, Inc. and OPH are hereinafter referred to as the “Company”.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) under the accrual basis of accounting.

NOTE 2 － SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2012 and 2011, the Company had allowances for uncollectible accounts of $1,970 and $2,577, respectively.

Inventory

Inventory consisted of finished goods and raw materials, and is valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.   As of December 31, 2012 and 2011, the Company did not record an allowance for obsolete inventories. The Company has periodically written off obsolete inventory. Inventory write-offs totaled $0 and $2,557 during the years ended December 31, 2012 and 2011, respectively

Fixed Assets, Net

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

Level 1 -	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2 -	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3 -	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

Derivative Financial Instruments

FASB ASC subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s convertible debt has conversion provisions based on a discount the market price of the Company’s common stock.

The Company had derivative liabilities resulting from the issuance of convertible debt, which were measured at fair value on a recurring basis using an option pricing model, consistent with level 3 inputs. Consequently, the Company has adjusted the fair value of the derivative liabilities at December 31, 2012 and recorded a gain related to the change in the value of the derivative liability of $80,813 in the statement of operations that were attributable to the change in unrealized gains or losses relating to the derivative liabilities still held at the reporting date for the year ended December 31, 2012. There were no derivative liabilities at December 31, 2011 nor a gain or loss reported for the year ended December 31, 2011.

Revenue Recognition

In accordance with ASC 605-10-S99-1 for revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company provides a warranty, but only in as much as the products conform to their descriptions and that they are reasonably fit for the purpose stated on the label, when used properly under normal conditions.

Sale of Products
The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the years ended December 31, 2012 and 2011, respectively.

License Income
License income is generated from the sale of license agreements, and optional license agreements, to approved distribution partners that desire to represent the Company in developing sales and marketing agreements with potential wholesale customers. The license fee paid by the approved distribution partners is a non-refundable, one-time charge and independent from the sale of products or services. The Company amortizes licensing revenue on a straight-line basis over the relative license periods.

Cost of Goods Sold

Cost of goods sold consists primarily of costs of raw materials, purchased goods, direct labor, and other costs directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of goods sold.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in ASC 718-10. This section requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which a consultant is required to provide service in exchange for the award within the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which consultants do not render the requisite service. During the years ended December 31, 2012 and 2011, the Company recorded $840,183 and $75,000, respectively, in compensation expense based on the fair value of services rendered in exchange for common shares issued to the consultants. These approximated the fair value of the shares at the dates of issuances.

Income Taxes

The Company follows ASC 740, “Income Taxes” regarding accounting for uncertainty in income taxes, which prescribes the recognition threshold, and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended December 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2012 and 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. See Note 15.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The adoption of this standard did not materially expand its financial statement note disclosures.

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

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the adoption of this standard had no a material impact on its results of operations, cash flows or financial condition.

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

NOTE 3 －ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
Gross trade accounts receivable from customers	$39,403	$51,540
Allowance for doubtful customer accounts	(1,970)	(2,577)
Accounts receivable, net	$37,433	$48,963

The Company establishes an allowance for doubtful accounts based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment, which is approximately 5% of accounts receivable outstanding.

During the years ended December 31, 2012 and 2011, the Company had bad debt expenses of $(1,830) and $2,720, respectively, in the accompanying consolidated statements of operations.

NOTE 4 －INVENTORY

Inventory was comprised of the following as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
Raw materials	$35,442	$16,665
Work in process	-	-
Finished goods	24,121	22,147
Total inventory	59,563	38,812
Provision for obsolete inventories	-	-
Inventory, net	$59,563	$38,812

NOTE 5 －PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
Cost:
Machinery and equipment	$178,309	$178,309
Furniture and fixtures	25,623	25,623
Software	13,252	13,252
Total cost	217,184	217,184
Less: Accumulated depreciation	(140,280)	(110,410)
Property and equipment, net	$76,904	$106,774

Depreciation expense was $29,870 and $30,109 for the years ended December 31, 2012, respectively.

NOTE 6 －NOTES PAYABLE

The Company had outstanding balances on its notes payable of the following amounts as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
Bank of Granite, 8.5% interest rate, due on March 26, 2012 (1)	$-	$2,377
Bank of NC, 6.5% interest rate, due on June 30, 2013 (2)	32,007	66,337
Greentree Financial Group, 6% interest rate, due on January 1, 2013, net of discount (3)	100,000	50,000
NEKCO LLC, 20% interest rate, due on April 21, 2012. Default interest rate is 5% per month (4)	40,000	40,000
Mark Blumberg, 5.75% interest rate, due on October 1, 2015 (5)	84,638	96,823
Asher Enterprises Inc., 8% interest rate, due on December 9, 2012, paid in full by 47,134 shares of common stock (6)	-	-
Asher Enterprises Inc., 8% interest rate, due on February 4, 2013, net of discount $11,375 (7)	9,125	-
Asher Enterprises Inc., 8% interest rate, due on April 5, 2013, net of discount $32,500 (8)	-	-
G5 Capital Advisors, 8% interest rate, due on December 31, 2014, net of discount $94,981 (9)	10,019	-
Total notes payable	275,789	255,537
Less: Current portion of notes payable	(207,879)	(103,310)
Total long-term notes payable	$67,910	$152,227

(1)
The Company had a line of credit with Bank of Granite at an interest rate of prime plus 3 % per annum. The balance on this credit line was paid in full on February 21, 2012. The Company recorded interest expenses of $44 during the year ended December 31, 2012.

(2)
The Company has a loan payable to Bank of North Carolina at an interest rate of 6.5% per annum and due on June 30, 2013. The balance of this loan was $32,007 as of December 31, 2012, all of which was classified as short-term loan payable. The Company recorded interest expenses of $2,551during the year ended December 31, 2012.

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

The GT Note was discounted in full due to the issuance of 20,000 shares of Common Stock as a sweetener to the GT Note, and the beneficial conversion feature. The fair value of the 20,000 shares was $68,245 determined by an arm’s length payable settlement with a non-affiliate since there was nominal trading volume of the Company’s common stock in the market. The amount was recorded as a discount to the note payable, which was amortized over 2 years beginning on January 1, 2011. The remaining discount of $31,755 represented the intrinsic value of the beneficial conversion option, which was also amortized over 2 years beginning on January 1, 2011. The Company recorded interest expense related to this note of $6,000 and amortization of the debt discount in the amount of $50,000 during the years ended December 31, 2012 and 2011, respectively. The carrying value of the GT Note was $100,000 as of December 31, 2012.  The convertible promissory note in a principal amount of $100,000 payable to Greentree was due on January 1, 2013 and has not been paid. The Company is in negotiation process with Greentree to either refinance or pay it off.

(4)
The Company has a loan payable to NEKCO, LLC in the amount of $40,000 (“Principal Amount”) that was due on April 21, 2012 (“Maturity Date”). Interest accrued on the unpaid balance of the Principal Amount from December 21, 2011 until the maturity date of April 21, 2012, at the fixed rate of 20.0% calculated on the basis of a flat interest payment if the loan is repaid on or before Maturity Date. The loan went into default on April 21, 2012 and the default interest will be accrued at a rate of 5% per month on the outstanding balance.  Accordingly, the Company recorded interest expense of $24,000 related to this note during the year ended December 31, 2012.

(5)
The Company has a loan payable to Mark Blumberg (“Mr. Blumberg”), a former member of the Company, at an interest rate of 5.75% per annum and due on October 1, 2015. The loan was due to the redemption of Mr. Blumberg’s membership of the Company pursuant to a settlement agreement entered on January 1, 2011. The balance of this loan was $84,638 as of December 31, 2012, of which $26,747 was classified as a current liability. The Company recorded interest expenses of $11,154 during the year ended December 31, 2012.

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

The Company has determined that the conversion feature of Asher Note I represents an embedded derivative since Asher Note I is convertible into a variable number of shares upon conversion. Accordingly, Asher Note I is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to Asher Note I. Such discount will be accreted from the commencing date of conversion period to the maturity date of Asher Note I. The change in the fair value of the derivative liability will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in Asher Note I resulted in an initial debt discount of $42,500 and an initial loss on the valuation of derivative liabilities of $3,682 based on the initial fair value of the derivative liability of $46,182. The fair value of the embedded derivative liability was calculated at conversion commencing date utilizing the following assumptions:

Conversion Commencing Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Commencing Date	Volatility Percentage	Risk-free Rate
9/5/12	$46,182	0.26	$1.70	$3.25	314%	0.016

In October of 2012, the principal of $42,500 and accrued interest of $1,700 were converted into 47,134 and 2,378 shares of Common Stock of the Company, respectively, pursuant to the terms of Asher Note I. The Company recorded interest expense related to this note of $1,700 and amortization of the debt discount in the amount of $42,500 during the year ended December 31, 2012.

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

The Company has determined that the conversion feature of Asher Note II represents an embedded derivative since Asher Note II is convertible into a variable number of shares upon conversion. Accordingly, Asher Note II is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to Asher Note II. Such discount will be accreted from the commencing date of conversion period to the maturity date of Asher Note II. The change in the fair value of the derivative liability will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in Asher Note II resulted in an initial debt discount of $32,500 and an initial loss on the valuation of derivative liabilities of $1,271 based on the initial fair value of the derivative liability of $33,771. The fair value of the embedded derivative liability was calculated at conversion commencing date utilizing the following assumptions:

Conversion Commencing Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Commencing Date	Volatility Percentage	Risk-free Rate
10/27/12	$33,771	0.27	$0.75	$1.40	387%	0.018

On November 30, 2012, principal of $12,000 was converted into 40,678 shares of Common Stock of the Company pursuant to the terms of Asher Note II. At December 31, 2012, the Company revalued the embedded derivative liability related to the remaining balance of $20,500. For the period from conversion commencing date to December 31, 2012, the Company decreased the derivative liability of $33,771 by $9,074 resulting in a derivative liability of $24,697 at December 31, 2012.

The fair value of the embedded derivative liability was calculated at December 31, 2012 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$24,697	0.096	$0.15	528%	0.018

The carrying value of Asher Note II was $9,125, net of the remaining debt discount, as of December 31, 2012. The Company recorded interest expense related to this note of $1,664 and amortization of the debt discount in the amount of $21,125 during the year ended December 31, 2012.

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

The Company has determined that the conversion feature of Asher Note III represents an embedded derivative since Asher Note III is convertible into a variable number of shares upon conversion. Accordingly, Asher Note III is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to Asher Note III. Such discount will be accreted from the commencing date of conversion period to the maturity date of Asher Note III. The change in the fair value of the derivative liability will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in Asher Note III resulted in an initial debt discount of $32,500 and an initial loss on the valuation of derivative liabilities of $12,230 based on the initial fair value of the derivative liability of $44,730. The fair value of the embedded derivative liability was calculated at conversion commencing date utilizing the following assumptions:

Conversion Commencing Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Commencing Date	Volatility Percentage	Risk-free Rate
12/29/12	$44,730	0.26	$0.15	$0.35	528%	0.018

There was no revaluation for Asher Note III at December 31, 2012 due to immateriality. The carrying value of Asher Note III was $0 as of December 31, 2012 since the amortization of the debt discount did not start until January 1, 2013. The Company recorded interest expense related to this note of $1,296 during the year ended December 31, 2012.

(9)
On October 15, 2012, the Company entered into a convertible promissory note (G5 Note) in a principal amount of $105,000 payable to G5 Capital Advisors (“G5”) for services through January 31, 2013, which bears an interest rate of 8% per annum and is due on December 31, 2014. Pursuant to the Note, G5 has an option to convert all or any portion of the accrued interest and unpaid principal balance of the Note into the Common Stock of the Company or its successors, at 80% of the market price, at any time after the grant date. The conversion price associated with the G5 Note was determined based on the facts that the Company had nominal trading volume for its stock, and had negative shareholder equity at the time of issuance.

The Company has determined that the conversion feature of G5 Note represents an embedded derivative since G5 Note is convertible into a variable number of shares upon conversion. Accordingly, G5 Note is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to G5 Note. Such discount will be accreted from the grant date to the maturity date of G5 Note. The change in the fair value of the derivative liability will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in G5 Note resulted in an initial debt discount of $105,000 and an initial loss on the valuation of derivative liabilities of $91,747 based on the initial fair value of the derivative liability of $196,747. The fair value of the embedded derivative liability was calculated at grant date utilizing the following assumptions:

Grant Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
10/15/12	$196,747	2.21	$1.05	$2.15	399%	0.0027

At December 31, 2012, the Company revalued the embedded derivative liability. For the period from the grant date to December 31, 2012, the Company decreased the derivative liability of $196,747 by $25,557 resulting in a derivative liability of $171,190 at December 31, 2012.

The fair value of the embedded derivative liability was calculated at December 31, 2012 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$171,190	2	$0.20	569%	0.0025

The carrying value of the G5 Note was $10,019 as of December 31, 2012. The Company recorded interest expense related to this note of $1,772 and amortization of the debt discount in the amount of $10,019 during the year ended December 31, 2012.

NOTE 7 －NOTES PAYABLE – RELATED PARTIES

The Company had outstanding balances on its notes payable – related parties of the following amounts as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
Shareholder loans, Prime plus 2.5% interest rate, due July 2012, under negotiation process	$55,800	$55,800
Loans from officer, 5.5% interest rate, due on demand	15,884	60,884
Loan from officer, 13.17% interest rate, due on demand	35,000	-
Loans from company owned by shareholders, 5.5% interest rate, due May 2016	42,500	42,500
Total notes payable	149,184	159,184
Less: Current portion of notes payable	(106,684)	(116,684)
Total long-term notes payable	$42,500	$42,500

In July 2009, the Company’s shareholders made several loans in totaling $275,000 to the Company to fund its operations. The shareholder loans were evidenced by promissory notes due in July 2012, with interest at the floating interest rate of Prime plus 2.5%. The interest rate will be adjusted each calendar quarter of January 1, April 1, July 1 and October 1. The loans expired in July 2012 and are currently in default.  The Company recorded interest expenses of $3,209 during the year ended December 31, 2012.

In addition, the Company had outstanding balances of $50,884 due to the Company’s President as of December 31, 2012.  The funds borrowed from the Company’s President were to fund the Company’s operations.  There are no formal promissory notes. Rather verbal agreements between the President and the Company dictate the terms. The notes unsecured and due on demand. Accordingly, the Company recorded interest expenses of $5,815 during the year ended December 31, 2012.

The Company has a loan payable to US Green Pros, LLC, a related party to the Company, at an interest rate of 5.5% per annum and which is due in full on May 17, 2016. The balance of this loan was $42,500 as of December 31, 2012. Accordingly, the Company recorded interest expenses of $2,338 during the year ended December 31, 2012.

NOTE 8 －RELATED PARTIES TRANSACTION

In addition to the notes payable to related parties set forth in Note 7, the Company had the following related party transactions during the year ended December 31, 2012.

During the first quarter of 2012, one of the current shareholders submitted a subscription agreement to the Company regarding the purchase of 16,000 shares of the Company’s Common Stock at a price of $2.50 per share for cash proceeds of $40,000. The transaction was independently negotiated between the Company and the related party.

On October 8, 2012, the Board of Directors of the Company approved the issuance of 21,667 restricted shares of the Company’s Common Stock to settle stock payable to related party in amount of $32,500, which was in connection with subscription agreements entered into in August of 2011. The fair value of the stock issuance was determined by 75% of weighted average price of the Company’s Common Stock on the grant dates, at a price of approximately $1.50 per share.

NOTE 9 －CAPITAL TRANSACTIONS

On December 19, 2012, the Board of Directors and Majority Shareholders of the Company authorized the effectuation of a 1-for-50 reverse split of the Company’s Common Stock. Accordingly, the Reverse Split combined the Company’s outstanding Common Stock on the basis of 50 outstanding shares being changed to 1 outstanding share. The Reverse Split became effective upon filing a Certificate of Change with the Secretary of State of the State of Nevada and receiving approval from FINRA on January 23, 2013. All share and per share data in the consolidated financial statements and notes to the consolidated financial statements has been restated per FASB 128 paragraph 134, as if the Reverse Split took effect at the beginning of the periods presented.

Common Stock Issued for Cash
During the first quarter of 2012, one investor submitted a subscription agreement to the Company regarding the purchase of 2,500 shares of the Company’s Common Stock at a price of $10 per share for cash proceeds of $25,000. The transaction was independently negotiated between the Company and the investor.

During the first quarter of 2012, one of the current shareholders submitted a subscription agreement to the Company regarding the purchase of 16,000 shares of the Company’s Common Stock at a price of $2.50 per share for cash proceeds of $40,000. The transaction was independently negotiated between the Company and the related party.

During the second quarter of 2012, five investors submitted subscription agreements to the Company regarding the purchase of 11,600 shares of the Company’s Common Stock at a price of $2.50 per share for cash proceeds of $29,000. The transaction was independently negotiated between the Company and the investors.

Common Stock Issued for Settlement
On October 3, 2012, the Board of Directors of the Company approved the issuance of 2,500 shares of the Company’s Common Stock to settle accounts payable of $6,750 to the corporate counsel. The fair value of the stock issuance was determined by the market price of the Company’s Common Stock on the grant dates, at a price of approximately $2.50 per share. The transaction was independently negotiated between the Company and the creditor.

On October 8, 2012, the Board of Directors of the Company approved the issuance of 21,667 restricted shares of the Company’s Common Stock to settle a stock payable to a related party in the amount of $32,500, which was in connection with subscription agreements entered into in August of 2011. The fair value of the stock issuance was determined by 75% of the weighted average price of the Company’s Common Stock on the grant dates, at a price of approximately $1.50 per share.

On December 3, 2012, the Board of Directors of the Company approved the issuance of 21,751 shares of the Company’s Common Stock to settle accounts payable of $11,202 to a non-related party. The fair value of the stock issuance was determined by the market price of the Company’s Common Stock on the grant dates, at a price of approximately $0.50 per share. The transaction was independently negotiated between the Company and the creditor.

Common Stock Issued for Note Conversion
In October 2012, principal of $42,500 and accrued interest of $1,700 of Asher Note I were converted into 47,134 and 2,378 shares of Common Stock of the Company, respectively, at a price of approximately $0.89 per share, representing 58% of the market price on the conversion dates.

On December 3, 2012, principal of $12,000 of Asher Note II was converted into 40,678 shares of Common Stock of the Company, at a price of approximately $0.29 per share, representing 58% of the market price on the conversion dates.

NOTE 10 －STOCK BASED COMPENSATION

On April 1, 2012, the Company entered into a consulting agreement with a Consultant for business advisory services during the period from April 1, 2012 through September 30, 2012, in exchange for the issuance of 50,000 restricted shares of Common Stock of the Company. The fair value of the stock issuance was determined by 70% of the market value of the Company’s Common Stock on the grant date, at a price of approximately $6.30 per share. Accordingly, the Company calculated the stock based compensation of $315,000 at its fair value, which was recognized in full to the accompanying consolidated statements of operations since this agreement was deemed fully executed by December 31, 2012.

On April 1, 2012, the Company entered into another consulting agreement with the same Consultant for business advisory services during the period from April 1, 2012 through March 31, 2013, in exchange for the issuance of 64,000 restricted shares of Common Stock of the Company. The agreement was amended on October 1, 2012, pursuant to which additional 16,000 shares were issued for compensation. The fair value of the stock issuance was determined by 70% of the weighted average price of the Company’s Common Stock on the grant dates, at a price of approximately $5.40 per share. Accordingly, the Company calculated the stock based compensation of $431,200 at its fair value and booked pro rata within the relative service periods. For the year ended December 31, 2012, the Company recognized stock based compensation of $331,781 to the accompanying consolidated statements of operations and recorded deferred compensation in amount of $99,419 as of December 31, 2012.

On June 4, 2012, the Company entered into an agreement with a Consultant for marketing services during the period from June 4, 2012 through December 3, 2012 in exchange for the total issuance of 15,000 restricted shares of Common Stock. The fair value of the stock issuance was determined by 70% of the market value of the Company’s Common Stock on the grant date, at a price of approximately $2.80 per share. Accordingly, the Company calculated the stock based compensation of $42,000 at its fair value, which was recognized in full to the accompanying consolidated statements of operations since this agreement was deemed fully executed by December 31, 2012.

On August 6, 2012, the Company entered into an agreement with a Consultant for financial strategies services during the period from August 6, 2012 through February 5, 2013, in exchange for the issuance of 30,000 restricted shares of Common Stock of the Company. The fair value of the stock issuance was determined by 70% of the weighted average price of the Company’s Common Stock on the grant dates, at a price of approximately $3.15 per share. Accordingly, the Company calculated the stock based compensation of $94,500 at its fair value and booked pro rata within the relative service periods. For the year ended December 31, 2012, the Company recognized stock based compensation of $76,464 to the accompanying consolidated statements of operations and recorded deferred compensation in amount of $18,036 as of December 31, 2012.

On October 12, 2012, the Company entered into an agreement with a Consultant for marketing services during the period from October 12, 2012 through January 31, 2013, in exchange for the issuance of 65,500 restricted shares of Common Stock of the Company. The fair value of the stock issuance was determined by 70% of weighted average price of the Company’s Common Stock on the grant dates, at a price of approximately $1.50 per share. Accordingly, the Company calculated the stock based compensation of $105,000 at its fair value and booked pro rata within the relative service periods. For the year ended December 31, 2012, the Company recognized stock based compensation of $75,138 to the accompanying consolidated statements of operations and recorded deferred compensation in amount of $29,862 as of December 31, 2012.

NOTE 11 －COMMITMENT AND CONTINGENCIES

The Company leases its retail stores and manufacturing facilities under non-cancelable operating lease agreements.  The Company has no long-term lease agreements as the current expansion plans call for the Company to move to larger manufacturing and warehousing facilities in 2013. The Company is currently working on a new lease agreement.

For the years ended December 31, 2012 and 2011, the Company had rental expenses of $123,379 and $122,694, respectively.

NOTE 12 －LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the years ended December 31, 2012 and 2011, respectively.  There was no dilutive earning per share due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	For the Years Ended December 31,
	2012	2011
Numerator: Net loss	$(1,401,300)	$(469,990)
Denominator: Weighted average common shares outstanding	1,392,824	1,021,179
Basic net loss per share	$(1.01)	$(0.46)

NOTE 13 －CONCENTRATION AND RISK

Major Customers
Major customers with their revenues are presented as follows for the year ended December 31, 2012:

Customer	Revenues	Percent	Accounts Receivable
Customer A	$75,652	9%	$-
Customer B	44,072	5%	6
Customer C	42,208	5%	2,781
Customer D	38,089	5%	1,239
	$173,358	24%	$4,020

The Company had no customers whose purchases represented 10% or more of the Company’s total revenues during the year ended December 31, 2011.

Major Vendors
During the year ended December 31, 2012, major vendors were as follows:

Vendor	Purchases	Percent	Accounts Payable
Vendor A	$242,068	61%	$91,154
Vendor B	39,790	10%	-
Vendor C	35,453	9%	37,542
Vendor D	22,744	6%	11,332
	$340,055	86%	$140,028

During the year ended December 31, 2011, major vendors were as follows:

Vendor	Purchases	Percent	Accounts Payable
Vendor A	$90,006	24%	$-
Vendor B	56,405	15%	-
Vendor C	40,212	11%	28,851
Vendor D	35,520	9%	-
	$222,143	59%	$28,851

Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

NOTE 14 －GOING CONCERN

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2012, the Company had an accumulated deficit of $2,652,736.  Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in raw materials costs, as well as packaging costs; and (b) expansion of the business model into new markets. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2013.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

NOTE 15－SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2012 to the date these consolidated financial statements were issued. Besides the transactions disclosed below, the Company does not have other material subsequent events to disclose in these consolidated financial statements.

On December 19, 2012, the Board of Directors and Majority Shareholders of the Company authorized the effectuation of a 1-for-50 reverse split of the Company’s Common Stock (the “Reverse Split”). Accordingly, the Reverse Split combined the Company’s outstanding Common Stock on the basis of 50 outstanding shares being changed to 1 outstanding share. The Reverse Split became effective upon filing a Certificate of Change with the Secretary of State of the State of Nevada and receiving approval from FINRA on January 23, 2013. The consolidated statement of stockholders’ equity has been restated per FASB 128 paragraph 134, as if the Reverse Split took effect at the beginning of the periods presented.

On January 2, 2013, the Company issued 68,572 shares to Asher to partially settle the principal of Asher Note II, in amount of $12,000. The remaining balance of $8,500 in Asher Note II and the principal of $32,500 in Asher Note III were bought out by cash payment of $40,000 on January 25, 2013.

On January 24, 2013, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Kenactiv Innovations Inc., a Delaware corporation (“Kenactiv”), pursuant to which (a) the Company has issued to Kenactiv fifty-four million sixty-two thousand eight hundred and eighty-five (54,062,885) shares of the Company’s common stock, par value $.001 (the “OPHI Shares”), and (b) Kenactiv has (i) issued fifty million (50,000,000) shares of Kenactiv’s common stock, par value, $.001 (the “Kenactiv Shares”) to the Company; and (ii) committed up to Three Hundred and Fifty Thousand U.S. Dollars ($350,000) to the Company (the “Kenactiv Investment”). In connection with the execution of the Share Exchange Agreement, the Company experienced a change in control.

Item 9.                 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in and disagreements with accountants on accounting and financial disclosure in the past two fiscal years.

Item 9A.                 Controls and Procedures

(a)
Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2012, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

(c)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

Directors and Executive Officers

Our directors are elected at the annual meeting of shareholders and hold office for one year or until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board. We have not entered into any employment agreements with our executive officers.

Subsequent to the Share Exchange Agreement with Kenactiv, two of our three Directors were replaced and all of our executive officers were replaced.

The following is a list of our Directors and executive officers, as of December 31, 2012, followed by a brief description of the principal occupation and recent business experience of each:

Name	Positions and Offices Held with Organic Plant Health
William G. Styles	President, Chief Executive Officer, Director, Chairman of the Board
J. Alan Talbert	Vice President, Chief Operating Officer, Director, Vice-Chairman of the Board
Paul K. DiFraia	Vice President, Chief Financial Officer, Director

The following is a brief description of the principal occupation and recent business experience of each of our directors and executive officers:

Mr. Styles, 56, has held the position of President and CEO of Organic Plant Health since its inception in April of 2007. Prior to that, Mr. Styles was President of Shrub Doctor, LLC, a North Carolina LLC, operating in the field of Tree & Shrub fertilization and plant health management. Mr. Styles holds a variety of professional certifications: Certified Master Gardener, Certified Clean Stream Administrator, Certified Turf Grass Professional and a Certified Plantsman. Mr. Styles has been Chairman of the Board of Directors since the company became a public company in December of 2010. He is serving a 1-year term.

Director Qualifications of Billy Styles
As a founder of Organic Plant Health, it was Mr. Styles passion for organic based lawn and garden care that led to the creation of the Company. Mr. Styles knowledge of plant and soil health led to the creation of many of the Company’s products. Mr. Styles experience in residential and commercial landscaping and lawn care provides relevant insight into the challenges faced by consumers in the lawn and garden care market.

Mr. Talbert, 48, has held the position of Vice President of Organic Plant Health since April of 2007, the month the company came into existence. Prior to that, Mr. Talbert was the owner and CEO of Talbert Marketing, Inc., a North Carolina corporation, operating in the field of Marketing, Communications and Business Strategy since 1992. Mr. Talbert has been Vice-Chairman of the Board of Directors since the company became a public company in December of 2010. He is serving a 1-year term.

Director Qualifications of Alan Talbert
As a cofounder of Organic Plant Health, Mr. Talbert has extensive knowledge the Company’s products, its vendors and its customers. His experience in marketing, communications and brand strategy is relevant to helping the Company execute its focus on educating consumers about its products and the understanding plant and soil health.

Mr. DiFraia, 63, has held the position of Vice President of Organic Plant Health since July of 2009. Prior to that, Mr. DiFraia had been self-employed as a manufacturing and operations consultant since 2005. Prior to 2005 Mr. DiFraia held positions of Vice President of Operations for Resound, Inc., a Hi-tech manufacturer of hearing devices, and President of Lifescan, Inc., a Johnson & Johnson company, operating in the field of Medical Equipment Manufacturing. Mr. DiFraia joined Organic Plant Health as a minority investor in July of 2009 to provide expertise for the company’s manufacturing and distribution. Mr. DiFraia has been a Director for the company since the company became a public company in December of 2010. He is serving a 1-year term.

Directory Qualifications of Paul DiFraia
Mr. DiFraia’s experience working for large organizations provides a “big company” view to the Company as it evaluates business opportunities. Mr. DiFaia’s executive management and operations experience are relevant to the Company’s plan to establish a distribution network and expand its market.

Compensation of Directors

The Board of Directors may compensate directors for their services as such. The Board of Directors may also provide for the payment of all travel and out-of-pocket expenses in connection with Directors’ attendance at Board meetings and the Company may reimburse all Directors for their expenses in connection with their activities as directors of the Company.

Beginning October 1, 2011 The Board of Directors shall be paid either $1,500 per month, or the equivalent in common stock of the Company, for their participation as Board members and participation in committees as needed. The choice of cash or stock equivalent will be determined, jointly, by the Chairman of the Board and the individual Board member. The Company has historically not compensated Board members and has not accrued a cost related to Board compensation.

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

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes and audits of our financial statements. The Securities and Exchange Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Securities and Exchange Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only three directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert". We intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While none of our current directors meet the qualifications of an "audit committee financial expert", certain of our directors, by virtue of their past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current Directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. The Company believes that during fiscal 2012, all reports were timely filed its officers.

Item 11.                 Executive Compensation

The following summary of compensation shows the compensation awarded to or earned by our Chief Executive Officer and other two most highly compensated executive officers for fiscal 2012, 2011 and 2010. The persons listed in the following table are referred to herein as the “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

William G. Styles	2012	$37,938	—	—	—	—	—	$37,938
Chairman, President and Chief Executive Officer	2011	$38,300	—	—	—	—	—	$38,300
	2010	$57,100	—	—	—	—	—	$57,100

J. Alan Talbert	2012	$43,989	—	—	—	—	—	$43,989
Vice President and Chief Operating Officer	2011	$45,700	—	—	—	—	—	$45,700
	2010	$51,800	—	—	—	—	—	$51,800

Paul DiFraia	2012	—	—	—	—	—	—	—
Vice President and Chief Financial Officer(1)	2011	—	—	—	—	—	—	—
	2010	$37,500	—	—	—	—	—	$37,500

(1)
Mr. DiFraia is a consultant who acts as the Company’s Chief Financial Officer. In 2010, the Company had an agreement with Mr. DiFraia under which he was paid $32,500. In 2011 and 2012, Mr. DiFraia continued to act as the Company’s Chief Financial Officer but agreed to waive any compensation in 2011 and 2012.

The officers of the company are currently considered “at-will” employees. The company has no compensation agreements with the officers, however simple compensation arrangements have been made and summarized as follows:

Mr. Styles was to receive an annual salary of $90,000 for the years presented above. No other compensation arrangements have been made with Mr. Styles at this time.

Mr. Talbert was to receive and annual salary of $75,000 for the years presented above. No other compensation arrangements have been made with Mr. Talbert at this time.

The officers of the Company, in their efforts to provide as much working capital as possible to fund the Company’s operations, have, on occasion, deferred payment of all or part of their salaries to an undetermined later date when the company is in better financial position to afford the payments.

Outstanding Equity Awards at Fiscal Year-End Table

None.

Option Exercises and Stock Vested Table

None.

Pension Benefits Table

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

Potential Payments Upon Termination Or Change In Control Table

None.

Long-Term Incentive Plan Awards

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance, stock price, or any other measure of the performance of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters.

The following table sets forth certain information regarding beneficial ownership of the common stock as of March 28, 2013, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and (iv) all directors and executive officers of the Company as a group.

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

Name of Beneficial Owner	Number of Shares of Common Stock	Percent of Class (1)

Kenactiv Innovations Inc. 7077 East Marilyn Road, Suite 140 Scottsdale, AZ 85254	54,062,885	97.1%

William G. Styles President, CEO & Director P. O. Box 2070 Indian Trail, NC 28079	448,384	.8%

J. Alan Talbert Vice President, COO & Director P. O. Box 2070 Indian Trail, NC 28079	71,795	.1%

Paul K. DiFraia Vice President, CFO & Director 6812, Summerhill Ridge Drive Charlotte, NC 28226	159,439	.2%

All officers and directors as a group (3 persons)	679,618	1.2%

(1)	Based on 55,697,441 issued and outstanding shares of common stock.

Changes in Control

On January 24, 2013 we entered into a share exchange agreement (the “Share Exchange”) with Kenactiv Innovations Inc. (“Kenactiv”), a privately held company headquartered in Scottsdale, Arizona. Under the terms of the Share Exchange, we issued 54,062,885 shares of our common stock, representing approximately 97% of our outstanding shares, to Kenactiv and we received 50,000,000 shares of Kenactiv’s common stock, representing approximately 52% of Kenactiv’s outstanding shares. As part of the Share Exchange, our officers were replaced by Kenactiv’s management and two of our three board members resigned. Billy Styles, our former President and Chief Executive Officer was replaced as President and Chief Executive Officer but remained on the board of directors.

There are no arrangements, known to the Company, which may at a subsequent date result in a change in control of the Company.

Item 13.                 Certain Relationships and Related Transactions and Director Independence

We had outstanding balances on our notes payable to related parties of the following amounts as of December 31, 2012 and 2011:

	2012	2011
Shareholder loan, interest at Prime+2.5%, matured July 2012	$55,800	$55,800
Loans from officer loan, interest at 5.5%, due on demand	15,884	60,884
Loan from officer, 13.17% interest, due on demand	35,000	-
Related party loan, interest at 5.5%, maturing May 2016	42,500	42,500
Total related party notes payable	149,184	159,884
Less: current portion	(106,684)	(116,684)
Total long-term related party notes payable	$42,500	$42,500

The Company has recorded accrued interest related to related party notes loans of $35,259 and $23,897 at December 31, 2012 and 2011, respectively.

Item 14.                 Principal Accounting Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by our independent auditor, Silberstein Ungar, PLLC, for the audit of our annual financial statements for. Audit and related fees the years ended December 31, 2012 and 2011were as follows:

	2012	2011
Audit fees	$14,450	$15,560
Audit-related fees	5,400	2,500
Tax fees	1,500	1,500
All other fees	-	-
Total	$21,350	$19,560

Audit fees.   Consists of fees for professional services for the audit of our annual financial statements, and for the review of the interim financial statements included in quarterly reports and for services normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.  Consists of fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements and are not reported under “Audit fees”. These services include consultations concerning transactions and consultations concerning financial accounting and reporting standards.

Tax fees.   Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These  services include assistance regarding federal, state and international tax compliance, assistance with tax reporting requirements and audit compliance.

All other fees.    Consists of fees for professional services other than the services reported above, including permissible business process advisory and consulting services, and the translation of filings.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Silberstein Ungar, PLLC were pre-approved by our Board of Directors.

We intend to establish formal pre-approval policies and procedures for future engagements of accountants but have not established a time table for establishing and implement such policies and procedures. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Form 10-K, as indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

Report of Silberstein Ungar, PLLC Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011
Notes to the Consolidated Financial Statements

(b)	Exhibit Listing

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Articles of Incorporation		S-1		3.1	9/7/2011

3.2	Amendments to the Articles of Incorporation		S-1		3.2	9/7/2011

3.3	Bylaws		S-1		3.3	9/7/2011

10.1	Agreement with Greentree Financial Group, Inc.		S-1		10.1	9/7/2011

10.2	Consulting Agreement with Guardian Financial Services Group		S-1		10.2	9/7/2011

10.3	Lease Agreement for the address at Monroe Road in Charlotte, NC		S-1		10.3	9/7/2011

10.4	Lease Agreement for the address at Matthews, NC		S-1		10.4	9/7/2011

10.5	Plan of Exchange		S-1		10.5	9/7/2011

10.6	Plan of Exchange		S-1		10.6	9/7/2011

14.6	Code of Ethics		S-1		14.6	9/7/2011

10.12	Share Exchange Agreement, by and between the Company and Kenactiv Innovations Inc., dated as of January 24, 2013		8-K		10.12	1/30/2013

10.13	Employment Agreement, by and between the Company and William Styles, dated as of January 24, 2013		8-K		10.13	1/30/2013

10.14	Employment Agreement, by and between the Company and J. Alan Talbert, dated as of January 24, 2013		8-K		10.14	1/30/2013

10.15	Stock Option Agreement, by and between the Company and William Styles, dated as of January 24, 2013		8-K		10.15	1/30/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.16	Stock Option Agreement, by and between the Company and J. Alan Talbert, dated as of January 24, 2013		8-K	10.16	1/30/2013

10.17	Form of Indemnification Agreement		8-K	10.17	1/30/2013

10.18	Irrevocable Proxy, by and between the Company and each of Christopher Galvin and Cameron Adair, dated as of January 24, 2013		8-K	10.18	1/30/2013

10.19	Promissory Note dated June 21 2011 between the Company and William G. Styles	X

10.20	Promissory Note, by and between the Company and U.S. Green Pros. LLC, dated as of May 17, 2011	X

20.21	Promissory Note, by and between the Company and Everette Lee Helms, Jr., dated as of December 21, 2011	X

20.22	Series 2011 Secured Note, by and between the Company and Greentree Financial Group, Inc., dated as of January 1, 2011	X

20.23	Addendum to Series 2011 Secured Note, addendum dated as of April 16, 2012	X

20.24	Convertible Promissory Note, by and between the Company and Asher Enterprises, Inc., dated as of March 9, 2012	X

20.25	Securities Purchase Agreement, by and between the Company and Asher Enterprises, Inc., dated as of February 21, 2012	X

20.26	Convertible Promissory Note, by and between the Company and Asher Enterprises, Inc., dated as of April 30, 2012	X

20.27	Securities Purchase Agreement, by and between the Company and Asher Enterprises, Inc., dated as of April 30, 2012	X

20.28	Convertible Promissory Note, by and between the Company and Asher Enterprises, Inc., dated as of July 2, 2012	X

20.29	Securities Purchase Agreement, by and between the Company and Asher Enterprises, Inc., dated as of July 2, 2012	X

20.30	Addendum to Series 2011 Secured Note, addendum dated as of June 2, 2011	X

20.31	Convertible Promissory Note, by and between the Company and G5 Capital Advisors, dated as of October 5, 2012	X

14.1	Code of Ethics	X	S-1	14.1	9/7/2011

21.1	List of Subsidiaries	X

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

32.1	Section 1350 Certifications of Chief Executive Officer	X

32.2	Section 1350 Certifications of Chief Financial Officer	X

101.INS	XBRL Instance Document*	X

101.SCH	SCH - XBRL Taxonomy Schema*	X

101.CAL	XBRL Taxonomy Calculation Linkbase*	X

101.DEF	XBRL Taxonomy Definition Linkbase*	X

101.LAB	XBRL Taxonomy Label Linkbase*	X

101.PRE	XBRL Taxonomy Presentation Linkbase*	X

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

CONSOLIDATED STATEMENTS OF OPERATIONS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC PLANT HEALTH, INC. (Registrant)

By:	/s/ Christopher E. Galvin
Name: Christopher E. Galvin
Title: President and Chief Executive Officer, Director, Principal Executive Officer

By:	/s/ David J. Querciagrossa
Name: David J. Querciagrossa
Title: Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Dated:  April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher E. Galvin
Name:	Christopher E. Galvin
Title:	President and Chief Executive Officer, Director, Principal Executive Officer
Dated:	April 15, 2013

/s/ William Styles
Name:	William Styles
Title:	Director
Dated:	April 15, 2013

/s/ Cameron Adair
Name:	Cameron Adair
Title:	Director
Dated:	April 15, 2013